Form 10-Q
period 1998-06-30
CLEVELAND INDIANS BASEBALL CO INC
filed 1998-08-14
CIK 1059019

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                              ---------------------

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended       June 30, 1998
                               -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from____________________to____________________________

                         Commission file number 0-24377
                                                -------

                    Cleveland Indians Baseball Company, Inc.
--------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in its Charter)

                 Ohio                                   34-1861303
--------------------------------------------------------------------------------
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)


2401 Ontario Street, Cleveland, Ohio                                44115
--------------------------------------------------------------------------------
(Address of Principal Executive Offices)                          (Zip Code)

Registrant's Telephone Number, Including Area Code      216-420-4200
                                                  ------------------------------

--------------------------------------------------------------------------------
Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

     Indicate by check[CHECK] whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

    Class A Common Stock                                4,139,376 Shares
    Class B Common Stock                                2,283,957 Shares
----------------------------                 -----------------------------------
         (Class)                                (Outstanding on July 30, 1998)

PART I.      FINANCIAL INFORMATION

Item 1.      Condensed Consolidated and Combined Financial Statements:                                             PAGE

            a)    Condensed Consolidated and Combined Balance Sheets as of June 30, 1998
                  and December 31, 1997                                                                              3

            b)    Condensed Consolidated and Combined Statements of Income for the Company
                  for the period from June 9, 1998 to June 30, 1998 and for the Predecessor
                  Group for the period from January 1, 1998 to June 8, 1998 and for the
                  six months ended June 30, 1997                                                                     4

            c)    Condensed Consolidated and Combined Statements of Income for the Company
                  for the period from June 9, 1998 to June 30, 1998 and for the Predecessor
                  Group for the period from April 1, 1998 to June 8, 1998 and for the
                  three months ended June 30, 1997                                                                   5

            d)    Condensed Consolidated and Combined Statements of Cash Flows for the Company
                  for the period from June 9, 1998 to June 30, 1998 and for the Predecessor
                  Group for the period from January 1, 1998 to June 8, 1998 and for the
                  six months ended June 30, 1997                                                                     6

            e)    Notes to Condensed Consolidated and Combined Financial Statements                                  7

Item 2.      Management's Discussion and Analysis of Results of Operations
             and Financial Condition                                                                                10

PART II.     OTHER INFORMATION

Item 2.      Changes in Securities and Use of Proceeds                                                              17

Item 4.      Submission of Matters to a Vote of Security Holders                                                    18

Item 6.      Exhibits and Reports on Form 8-K                                                                       19

Signatures                                                                                                          20

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                       CLEVELAND INDIANS PREDECESSOR GROUP

               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                         THE
                                                                                      THE            PREDECESSOR
                                                                                   COMPANY              GROUP
                                                                              ----------------    ----------------
                                                                                   JUNE 30,          DECEMBER 31,
                                                                                     1998                1997
                                                                                (UNAUDITED)
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                                                     $      1,035    $      3,732
  Investments                                                                         36,344          57,909
  Receivables and accrued income                                                      13,584           7,867
  Merchandise inventories                                                              1,813           1,568
  Prepaid expenses and other current assets                                            2,449           5,040
  Deposit for grievance settlement                                                     9,320           9,079
                                                                                ------------    ------------
        Total current assets                                                          64,545          85,195

FIXED ASSETS:
  Leasehold improvements, furniture and fixtures and other equipment, at cost          9,024           7,685
  Less accumulated depreciation and amortization                                       3,271           2,757
                                                                                ------------    ------------
        Total fixed assets, net                                                        5,753           4,928

PREPAID SIGNING BONUSES AND PLAYER
  CONTRACTS (Net of accumulated amortization)                                         11,059          10,743

INTANGIBLE ASSETS (Net of accumulated amortization)                                   10,784          11,048

OTHER ASSETS                                                                          12,047           6,238
                                                                                ------------    ------------

TOTAL                                                                           $    104,188    $    118,152
                                                                                ============    ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
  Accounts payable and accrued liabilities                                      $     18,458    $     16,941
  Deferred revenue                                                                    37,982          41,375
  Current portion of long-term debt                                                      844           7,496
  Reserve for players' grievance damages                                               9,320           9,079
                                                                                ------------    ------------
        Total current liabilities                                                     66,604          74,891

LONG-TERM LIABILITIES                                                                 54,371          45,811

COMMITMENTS AND CONTINGENCIES

MINORITY INTEREST                                                                      2,615            --

SHAREHOLDERS' EQUITY (DEFICIT):
  Preferred shares, without par value; 1,000,000 shares authorized;
    no shares issued and outstanding                                                    --              --
  Class A common shares, without par value; 27,000,000 shares
    authorized; 4,139,376 shares issued and outstanding                               55,800            --
  Class B common shares, without par value; 3,000,000 shares
    authorized; 2,283,957 shares issued and outstanding                                5,125            --
  Additional paid in capital                                                           4,700            --
  Retained earnings (deficit)                                                        (85,027)           --
  Owners' equity (deficit)                                                              --            (2,550)
                                                                                ------------    ------------
      Total shareholders' equity (deficit)                                           (19,402)         (2,550)
                                                                                ------------    ------------

TOTAL                                                                           $    104,188    $    118,152
                                                                                ============    ============

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                       CLEVELAND INDIANS PREDECESSOR GROUP

            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                          THE COMPANY           THE PREDECESSOR GROUP
                                        ----------------  ---------------------------------
                                          PERIOD JUNE 9,  PERIOD JANUARY 1,  SIX MONTHS
                                             1998 TO          1998 TO           ENDED
                                          JUNE 30,1998     JUNE 8, 1998     JUNE 30,1997

REVENUES:
  Net ticket sales                       $         9,413   $     19,248     $   23,416
  Local radio and television                       1,818          7,311          8,777
  Concession and catering                          2,733          5,292          6,483
  Private suite and club seat rentals              1,638          3,160          4,349
  Advertising and promotion                        1,703          3,284          4,166
  Merchandise                                      1,740          5,540          6,451
  Major Leagues Central Fund                         703          2,206          3,309
  Other (primarily Major League
    Baseball Properties)                             266          1,509          1,769
  Provision for revenue sharing                   (1,461)        (3,041)        (3,021)
                                         ---------------   ------------     ----------
        Total revenues                            18,553         44,509         55,699
                                         ---------------   ------------     ----------

OPERATING EXPENSES:
  Major league team                                7,534         28,380         32,724
  Player development                                 879          5,241          5,465
  Ballpark operations                              1,554          4,969          6,226
  Cost of merchandise sold                         1,085          4,144          5,241
  Administrative and general                         916          5,344          5,388
  Major Leagues Central Fund                         403          1,569          2,471
  Advertising and promotion                          259          1,741          2,395
  Amortization of signing bonuses
    and player contracts                             496          1,779          1,705
  Depreciation and amortization                      121            778            770
                                         ---------------   ------------     ----------
        Total operating expenses                  13,247         53,945         62,385
                                         ---------------   ------------     ----------

OPERATING INCOME (LOSS)                            5,306         (9,436)        (6,686)

OTHER INCOME (EXPENSE):
  Interest income:
    Affiliate                                       --              595            777
    Other                                            199          1,978          1,471
  Interest expense                                  (169)        (1,191)          (884)
  Gain (loss) on player transactions                --           (1,604)           114
                                         ---------------   ------------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST
  AND PROVISION FOR INCOME TAXES                   5,336         (9,658)        (5,208)

MINORITY INTEREST                                  2,615           --             --

PROVISION FOR INCOME TAXES                           915           --             --
                                         ---------------   ------------     ----------

NET INCOME (LOSS)                        $         1,806   $     (9,658)    $   (5,208)
                                         ===============   ============     ==========

EARNINGS PER SHARE                       $          0.28
                                         ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                6,423,333
                                         ===============

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                       CLEVELAND INDIANS PREDECESSOR GROUP

            CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                          THE COMPANY                THE PREDECESSOR GROUP
                                       ----------------    ----------------------------------------
                                         PERIOD JUNE 9,       PERIOD APRIL 1,       THREE MONTHS
                                            1998 TO              1998 TO                ENDED
                                         JUNE 30,1998          JUNE 8, 1998          JUNE 30,1997

REVENUES:
  Net ticket sales                       $         9,413    $        18,155    $        22,014
  Local radio and television                       1,818              7,273              8,777
  Concession and catering                          2,733              5,272              6,373
  Private suite and club seat rentals              1,638              3,160              4,349
  Advertising and promotion                        1,703              3,284              4,166
  Merchandise                                      1,740              4,108              5,408
  Major Leagues Central Fund                         703              2,206              3,309
  Other (primarily Major League
    Baseball Properties)                             266                834              1,121
  Provision for revenue sharing                   (1,461)            (2,818)            (2,817)
                                         ---------------    ---------------    ---------------
        Total revenues                            18,553             41,474             52,700
                                         ---------------    ---------------    ---------------

OPERATING EXPENSES:
  Major league team                                7,534             25,950             31,212
  Player development                                 879              2,757              3,029
  Ballpark operations                              1,554              2,996              4,382
  Cost of merchandise sold                         1,085              2,562              3,806
  Administrative and general                         916              2,871              3,117
  Major Leagues Central Fund                         403              1,266              2,211
  Advertising and promotion                          259                814              1,111
  Amortization of signing bonuses
    and player contracts                             496              1,554              1,601
  Depreciation and amortization                      121                381                385
                                         ---------------    ---------------    ---------------
        Total operating expenses                  13,247             41,151             50,854
                                         ---------------    ---------------    ---------------

OPERATING INCOME                                   5,306                323              1,846

OTHER INCOME (EXPENSE):
  Interest income:
    Affiliate                                       --                 --                  383
    Other                                            199                625                634
  Interest expense                                  (169)              (530)              (455)
  Gain on player transactions                       --                 --                  114
                                         ---------------    ---------------    ---------------

INCOME BEFORE MINORITY INTEREST
  AND PROVISION FOR INCOME TAXES                   5,336                418              2,522

MINORITY INTEREST                                  2,615               --                 --

PROVISION FOR INCOME TAXES                           915               --                 --
                                         ---------------    ---------------    ---------------

NET INCOME                               $         1,806    $           418    $         2,522
                                         ===============    ===============    ===============

EARNINGS PER SHARE                       $          0.28
                                         ===============

WEIGHTED AVERAGE NUMBER OF
  COMMON SHARES                                6,423,333
                                         ===============

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                       CLEVELAND INDIANS PREDECESSOR GROUP

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                THE COMPANY             THE PREDECESSOR GROUP
                                                              ----------------  ----------------------------------------
                                                                PERIOD JUNE 9,   PERIOD JANUARY 1,     SIX MONTHS
                                                                   1998 TO           1998 TO               ENDED
                                                                JUNE 30,1998       JUNE 8, 1998         JUNE 30,1997

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                           $         1,806    $        (9,658)   $        (5,208)
  Adjustments to reconcile net income (loss) to
    net cash provided by (used in) operating activities:
    Minority interest                                                   2,615               --                 --
    Depreciation and amortization                                         617              2,557              2,475
    (Gain) loss on player transactions                                   --                1,604               (114)
    Increase in receivables and accrued income                         (2,784)            (2,933)           (12,925)
    (Increase) decrease in merchandise inventories                         93               (338)            (1,261)
    (Increase) decrease in prepaid expenses and
      other current assets                                                685               (194)              (106)
    (Increase) decrease in other assets                                   969               (497)             1,207
    Increase (decrease) in accounts payable and
      accrued liabilities                                                 (60)             4,592              7,517
    Increase (decrease) in deferred revenue                           (11,051)             7,432              4,817
    Increase in deferred compensation                                       5                635              2,427
    Increase in long-term liabilities                                     106                407                150
                                                              ---------------    ---------------    ---------------
        Net cash provided by (used in) operating activities            (6,999)             3,607             (1,021)
                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Maturities of short-term investments, net                             6,827             14,300             14,242
  Purchase of long-term investments                                      (425)            (1,156)              (502)
  Expenditures for cash surrender value of life insurance                --                 --                 (219)
  Proceeds from sale of player contracts                                  248                413                312
  Capital expenditures                                                   (209)            (1,062)            (1,712)
  Expenditures for the purchase of player contracts
    and signing bonuses                                                  (342)            (4,007)            (1,732)
  (Increase) decrease in loan to general partner                         --               35,500            (12,153)
  Acquisition of partnership interest                                 (55,800)              --                 --
                                                              ---------------    ---------------    ---------------
        Net cash provided by (used in) investing activities           (49,701)            43,988             (1,764)
                                                              ---------------    ---------------    ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from Major League Baseball Revolving
    Credit Agreement                                                     --                 --               12,153
  Payment of debt issuance costs                                         --                 (192)               (96)
  Net proceeds from sale of common stock                               55,800               --                 --
  Distributions to general partner                                       --              (49,200)            (4,657)
                                                              ---------------    ---------------    ---------------
        Net cash provided by (used in) financing activities            55,800            (49,392)             7,400
                                                              ---------------    ---------------    ---------------

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS                                                       (900)            (1,797)             4,615

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                          1,935              3,732                654
                                                              ---------------    ---------------    ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                      $         1,035    $         1,935    $         5,269
                                                              ===============    ===============    ===============


See notes to condensed consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
                     AND CLEVELAND INDIANS PREDECESSOR GROUP

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)


1.    ORGANIZATION AND BASIS OF PRESENTATION

      Cleveland Indians Baseball Company, Inc., an Ohio corporation (the "Company"), was formed to acquire the 51% sole general partnership interest of, and controlling interest in, Cleveland Indians Baseball Company Limited Partnership, an Ohio limited partnership (the "Operating Partnership"). The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, the "Predecessor Group" or the "Predecessor").

      On June 9, 1998, the Company commenced operations after completing an initial public offering of 4,000,000 common shares (the "Offering"). The 4,000,000 common shares were issued at a price per share of $15.00, generating gross proceeds of $60,000. The aggregate proceeds to the Company, net of underwriters' discount were approximately $55,800. The Company utilized these net proceeds to purchase its 51% general partnership interest in the Operating Partnership and to engage in the other transactions described below.

      The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

      * The Company issued and sold 133,233 common shares to the original shareholders and Martin J. Cleary at a purchase price of $15.00 per share.

      * Ballpark Management Company ("Ballpark Management") and MJC Baseball ("MJC") were merged with and into the Company.

      * The Company contributed to the Operating Partnership all of the assets, business, contract rights and liabilities held by Ballpark Management immediately prior to the mergers in exchange for partnership interests in the Operating Partnership.

      * Upon completion of the contribution described above, the Company purchased additional general partnership interests from Cleveland Baseball Company ("CBC") with the net proceeds of the Offering. Upon completion of the purchase, the Company became the sole general partner of the Operating Partnership with a 51% interest in the Operating Partnership. Upon completion of the sale of partnership interests, CBC converted its remaining general partnership interest into a 49% limited partnership interest in the Operating Partnership.

      The consolidated financial statements of the Company include all the accounts of the Company and its majority-owned Operating Partnership. The financial statements reflect the acquisition of the partnership interest at its historical basis of accounting as the acquired interest was from the Predecessor's owners who continue as investors. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

2.    INTERIM FINANCIAL STATEMENTS

      The accompanying interim financial statements are unaudited; however, the financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and in conjunction with the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's prospectus dated June 4, 1998, and the combined financial statements and notes thereto of the Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company included therein.

      The results of operations for the Company for the period from June 9, 1998 through June 30, 1998 reflect the results of approximately three weeks of operations which include 18 games; 14 of which were played at home and 4 played at opposing teams' parks. This disproportionate mix of home games is the key contributing factor influencing the results of operations for this period. The results of operations for this period are not necessarily indicative of the results to be obtained for the remainder of the full fiscal year.

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE AND EXPENSE RECOGNITION - Revenue from ticket sales is recognized at the time the home game, to which such proceeds relate, is played. Major league team expenses, principally player compensation, are recorded as expense over the entire Major League Baseball regular season.

      MINORITY INTEREST - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at June 30, 1998, amounted to 49%.

      INCOME TAXES - The Company will be taxed on its taxable income at applicable corporate rates commencing with the period ending December 31, 1998. As a result of the Offering, the Company has recorded deferred tax assets of $3,785, net of valuation allowances, as of June 30, 1998. These deferred tax assets have been credited to additional paid-in capital.

      EARNINGS PER SHARE - Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive and, therefore, such amounts are not presented.

4.    MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT

      In April 1998, the terms of the Company's revolving credit facility were renegotiated. The new terms of the facility require interest only payments, in addition to other fixed fees of $123 annually, through April 17, 2001, at which time the facility may convert to a four year term loan with principal repayments on the outstanding balance as follows: 15% in the first year, 20% in the second year, 25% in the third year and 40% in the fourth year. Accordingly, the outstanding balance of $35,500 at June 30, 1998 is reflected in long-term liabilities. The interest rate on the facility based upon LIBOR plus .35%, was 6.07% at June 30, 1998.

5.    LONG-TERM INCENTIVE PLAN

      The Company has established a long-term incentive plan for the purpose of attracting, retaining and rewarding key employees of the Company and its affiliates and members of the Board of Directors and to strengthen the mutuality of interest between such key employees and the Company's shareholders. In conjunction with the Offering, the Company granted stock options with respect to 219,350 common shares to directors, officers and employees. All of such options were issued at an exercise price of $15.00. The options will vest in three equal annual increments beginning one year after the date of grant and will expire ten years after the date of grant.

      As of June 30, 1998, the Company had granted options with respect to 219,350 common shares and an additional 480,650 common shares were reserved for issuance under the Company's long-term incentive plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Management's Discussion and Analysis of Results of Operations and Financial Condition include certain forward-looking statements about the Company's business, revenues, expenditures and operating and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The risks and uncertainties associated with the forward-looking information are discussed in detail in the Company's prospectus dated June 4, 1998.

         Cleveland Indians Baseball Company, Inc., an Ohio corporation (the "Company"), was formed to acquire the sole general partnership interest of, and controlling interest in, Cleveland Indians Baseball Company Limited Partnership, an Ohio limited partnership (the "Partnership"). The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, the "Predecessor Group" or the "Predecessor"). The Company commenced operations on June 9, 1998 after completing an initial public offering of 4,000,000 common shares. For financial reporting purposes, the operations for the six-month and three-month periods ended June 30, 1998 have been segregated between the Predecessor Group and the Company. The Company has recorded operating income of $5.3 million for the period June 9, 1998 through June 30, 1998 and the Predecessor Group has recorded an operating loss of $9.4 million for the period January 1 through June 8, 1998. For the period April 1, 1998 through June 8, 1998, the Predecessor Group has recorded operating income of $0.3 million. This disproportionate share of operating income recorded in the period from June 9, 1998 to June 30, 1998 results from a high concentration of home games during this period. Fourteen home games and four away games were played during the twenty-two day period from June 9, 1998 through June 30, 1998. The Company recognizes the majority of its revenue as home games are played (i.e. net ticket sales, concessions and catering, private suite and club seat rentals and merchandise) and the most significant expense, major league team salaries, is recognized over the entire regular season. Management does not believe that the operations, as presented, for the Predecessor Group and the Company for these respective periods, examined individually, fairly represent the operations during a normal quarter or six month period. In order to fairly evaluate the operations of the Company, the operations for the Predecessor Group and the Company should be combined for the six-month and three-month periods ended June 30, 1998.

         The Company derives substantially all of its revenue from (i) the sale of tickets to home games, (ii) contracts with local broadcast organizations,
(iii) food and beverage concession sales, (iv) premium seating rents, (v) advertising and promotional sales, (vi) merchandise sales and royalties, (vii) its partnership in the Major Leagues Central Fund, and (viii) parking and ancillary baseball related revenues. If the Indians qualify for post-season playoffs, incremental revenues will be earned from similar sources.

         The Company's operations are seasonal, commencing with the Major League Baseball ("MLB") spring training camp that opens in mid-February and ending in late September or early October. If the Indians qualify for post-season playoffs, the team can play until the end of October, the duration of participation contingent on continued winning at each level of post-season play (the Division, League Championship and World Series). For financial reporting purposes, the Company generally recognizes revenues and expenses on a game-by-game basis. Because the Major League Baseball season begins in late

March or early April, the Company's first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on the 1998 Major League Baseball regular season schedule, the Company will recognize approximately one-half of its revenues in the second quarter and the remainder in the third quarter. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Any post season revenue will generally be recognized in the fourth quarter.

RESULTS OF OPERATIONS

         The following discussion compares results from continuing operations of the Company and the Partnership on a consolidated basis (including the operations of the Predecessor Group) for the six-month and three-month periods ended June 30, 1998 with the six-month and three-month periods ended June 30, 1997.

REVENUES

         Revenue from net ticket sales increased 22%, or $5.2 million, in the six-month period ended June 30, 1998 and 25%, or $5.5 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily attributable to a 12% increase in the average ticket price coupled with a 12% increase in paid attendance. Paid attendance increased as a result of three more home events played in the six-month period ended June 30, 1998 and four more home events played in the three-month period ended June 30, 1998 as compared to the same periods in 1997.

         Concession and catering revenue increased 24%, or $1.5 million, in the six-month period ended June 30, 1998 and 26%, or $1.6 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily attributable to increased consumer spending as a result of early season warm weather and three more home events played in the six-month period ended June 30, 1998 and four more home events played in the three-month period ended June 30, 1998 as compared to the same periods in 1997.

         Private suite and club seat rentals increased 10%, or $0.5 million, in the six-month and three-month periods ended June 30, 1998, compared to the same periods in 1997. The increase was primarily attributable to revenues from suite and club seats of $0.3 million from a 4% average increase in the annual rental fee, revenue associated with private restaurant memberships at the Terrace Club of $0.1 million, and rental income of $0.1 million attributable to additional suite rentals on a per game basis.

         Advertising and promotional revenue increased 20%, or $0.8 million, in the six-month and three-month periods ended June 30, 1998, compared to the same periods in 1997. The increases were primarily due to a $0.5 million increase in ballpark advertising signage and a $0.3 million increase in promotional revenue. Approximately $0.2 million was due to rate increases and $0.6 million was attributable to additional volume with new and existing advertisers.

         Merchandise sales increased 13%, or $0.8 million, in the six-month period ended June 30, 1998 and 8%, or $0.4 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increase in both periods were primarily attributable to the Club's success in the 1997 post-season.

         Major Leagues Central Fund revenues decreased 12%, or $0.4 million, in the six-month and three-month periods ended June 30, 1998, compared to the same periods in 1997. The decrease is primarily attributable to the expansion teams, Arizona and Tampa Bay, commencing play and participation in the Central Fund revenues in 1998 and a decrease in other sources of Central Fund revenue associated with broadcasting and licensing.

         Provision for revenue sharing increased 49%, or $1.5 million, for the six-month period ended June 30, 1998 and 52%, or $1.5 million, for the three-month period ended June 30, 1998 as compared to the same periods in 1997. These increases were primarily attributable to the increase in the revenue sharing tax rate from 12% in 1997 to 16% in 1998 and an increase in net local revenue as defined in the Collective Bargaining Agreement.

EXPENSES

         Major league team operating costs increased 10%, or $3.2 million, in the six-month period ended June 30, 1998 and 7%, or $2.3 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily due to major league roster salaries ($2.3 million in the six-month period and $2.0 million in the three-month period) and insurance ($0.6 million in the six-month period) resulting from player contractual salary increases, as well as certain player acquisitions. Additionally, field salaries increased $0.2 million from contractual increases and team transportation increased by $0.1 million.

         Player development costs increased 12%, or $0.6 million, in the six-month period ended June 30, 1998 and 20%, or $0.6 million, for the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily due to the addition of two specialty programs in Santo Domingo, Dominican Republic and San Felipe, Venezuela of $0.2 million, increased player and coaches salaries of $0.2 million, rate increases for spring training housing of $0.1 million and additional medical insurance costs of $0.1 million.

         Cost of merchandise sold remained even for the six-month period ended June 30, 1998 and slightly decreased for the three-month period ended June 30, 1998 despite an increase in sales for both periods. These relationships were primarily attributable to expenses associated with six shopping center kiosk locations that were closed in the third quarter of 1997 ($0.5 million for the six-month period and $0.2 million for the three-month period) and operating efficiencies associated with the increase in overall sales.

         Administrative and general expenses increased 16%, or $0.9 million, in the six-month period ended June 30, 1998 and 22%, or $0.7 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily attributable to legal and consulting fees of $0.4 million, premiums of $0.2 million relating to Directors and Officers liability insurance and rain-out coverage, and executive salaries ($0.3 million in the six-month period and $0.1 million in the three-month period).

         Major Leagues Central Fund expense decreased 20%, or $0.5 million, in the six-month period ended June 30, 1998 and 24%, or $0.5 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The decreases were primarily due to the funding of a revenue sharing shortfall in 1997 created by the phasing in of revenue sharing. Additionally, the two expansion teams, Arizona and Tampa Bay, are partially sharing in the Central Fund in 1998.

         Advertising and promotion expense decreased 16%, or $0.4 million, for the six-month period ended June 30, 1998 as compared to the same period in 1997. The decrease was primarily attributable to a $0.2 million reduction in promotional expense due to a sponsor's payment for a promotional event in 1998 that was paid for by the Company in 1997, as well as the elimination of $0.2 million in advertising expense associated with a 1997 retail advertising campaign.

         Amortization of signing bonuses and player contracts increased 33%, or $0.6 million, for the six-month period ended June 30, 1998 and 28%, or $0.5 million, for the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increase in both periods is primarily due to the amortization of the cost associated with the extension of a player contract in July 1997.

         Depreciation and amortization expense increased 17%, or $0.1 million, in the six-month period ended June 30, 1998 and 30%, or $0.1 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increases were primarily attributable to capital expenditures associated with the bleacher expansion in the Spring of 1997 and other capital expenditures associated with ballpark and equipment improvements during 1998.

         Interest income increased 23%, or $0.5 million, for the six-month period ended June 30, 1998 and decreased 19%, or $0.2 million, for the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increase in the six-month period was primarily attributable to increased funds from advanced ticket sales of $0.7 million partially offset by a decrease in interest from the loan to the General Partner of the Predecessor Group ($0.2 million in the six-month and three-month periods). On March 31, 1998, the General Partner of the Predecessor Group repaid its $35.5 million indebtedness.

         Interest expense increased 54%, or $0.5 million, in the six-month period ended June 30, 1998 and 53%, or $0.2 million, in the three-month period ended June 30, 1998 as compared to the same periods in 1997. The increase in both periods is primarily attributable to an increase of $12.2 million in the outstanding balance of the Major League Credit Facility partially offset by a decrease in the interest rate effective as of April 1998.

         Loss on player transactions of $1.6 million in the six-month period ended June 30, 1998 as compared to the same period in 1997 is primarily due to a February 1998 trade of one player, which included a provision requiring the Company to pay a portion of the traded player's salary during the 1998 season.

         Minority interest of $2.6 million for the period June 9, 1998 through June 30, 1998 represents the 49% interest in the earnings of the Partnership that was not purchased and is not owned by the Company.

         Provision for income taxes of $0.9 million represents the estimated tax on the Company's earnings from June 9, 1998 through June 30, 1998 at the applicable corporate tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash used by operating activities during the six-months ended June 30, 1998 and 1997 was approximately $3.4 million and $1.0 million, respectively, resulting from net losses for both periods, increases in receivables and accrued income, merchandise inventories, and a decrease in deferred revenue (1998 only) partially offset by depreciation and amortization and an increase in accounts payable and accrued liabilities.

         Financing activities generated net cash of $6.4 million during the six-months ended June 30, 1998. Net proceeds from the 1998 offering totaled approximately $55.8 million. All net proceeds of the offering were paid to Cleveland Baseball Corporation ("CBC") to purchase its general partnership interest in the Partnership. Distributions during 1998 totaled $49.2 million. For the six-months ended June 30, 1997, financing activities generated net cash of $7.4 million, as increases in the proceeds from the Major League Credit Facility were offset in part by increased distributions to CBC.

         Principal investment sources and uses of funds include the acquisition of the 51% general partnership interest in the Partnership, purchases of long-term investments, loans to CBC and related repayments, expenditures for the purchase of player contracts and signing bonuses, proceeds from the sale of player contracts and expenditures for capital fixed assets. Notably, the proceeds of the offering, in the amount of $55.8 million, were used in 1998 to acquire the general partner interest in the Partnership. The Company's short-term investment maturities (net) increased over the six-months ended June 30, 1998 and 1997 by $21.1 million and $14.2 million, respectively. Loans to CBC increased by $12.2 million during the first half of 1997. In 1998, the entire loan balance of $35.5 million to CBC was repaid.

         In April of 1998, the terms of the Major League Credit Facility were renegotiated. The obligations under the Major League Credit Facility are non-recourse to the Company, and the obligation to repay advances for the benefit of the Company are secured by the rights of the Company to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB properties. In connection with the Major League Credit Facility, the Partnership has assigned its rights to receive its share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The facility expires on the earlier of April 17, 2001 or voluntary termination by the MLB trust. As of June 30, 1998, the interest rate on the amounts borrowed under the facility, which is based upon LIBOR plus a program fee established by the loan agreements, was 6.07%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to various other fixed fees of $123,000 annually. Unless the facility is renewed by the parties, upon expiration, the outstanding borrowings convert into a four-year term loan with a principal repayment schedule as follows: 15% in the first year, 20% in the second, 25% in the third and 40% in the fourth and final year. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Club will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

         Until recently, the Company has historically borrowed the full amount available to it under the Major League Credit Facility and in turn loaned the proceeds of such borrowings to CBC. At December 31, 1997, the outstanding principal amount of CBC's indebtedness to the Company was $35.5 million. In March 1998, the Partnership distributed $49.2 million to its partners, and CBC repaid its $35.5 million debt to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Company remains obligated to repay the amounts borrowed under the credit facility. The Major League Credit Facility currently provides the Company with an aggregate availability of $45.0 million, of which $9.5 million was available for borrowing at June 30, 1998.

         The Company also maintains a line of credit with KeyBank N.A. providing aggregate availability of up to $9.0 million. Availability under the line of credit is reduced to $2.0 million during the period from December 1 to February 28 of each year, and the line must be repaid in full for a period of 30 consecutive days during the term of the arrangement. Availability under this line of credit is reduced by an outstanding $0.4 million standing letter of credit associated with the Company's workers' compensation self-insurance arrangement. Amounts outstanding under the line of credit bear interest at either the bank's base rate or LIBOR plus 1.75%, and are guaranteed by Richard
E. Jacobs, individually and as trustee of the David H. Jacobs Marital Trust. The line of credit matures on November 1, 1998, at which time the outstanding loan balance may be converted to a four-year term note, subject to certain conditions. At June 30, 1998, the Company had no borrowings under the line of credit.

         The Company's ability to incur additional indebtedness is limited by applicable provisions of the agreements that govern the MLB clubs, which limit the amount of debt that may be secured by the assets of, or ownership interests in, an MLB club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club under certain circumstances, including upon an event of default or foreclosure. The consent of MLB is also required prior to the issuance of any additional debt or equity securities by the Company. In addition, MLB clubs may not incur indebtedness in an amount in excess of two-thirds of the value of their assets calculated in accordance with MLB rules.

         The Company believes that it will generate sufficient cash flows from operations, as supplemented by available borrowings, to meet debt service requirements and to meet its short-term and long-term requirements for capital and acquisition of player contracts, although no assurance can be given that it will be able to do so or that it will be able to refinance the Major League Credit Facility at maturity.

FINANCIAL CONDITION

         The Company's operating characteristics are similar to those of many service industries. The Company generally does not have significant receivables or inventories but generally has high levels of accounts payable and accrued liabilities. The majority of the Company's current liabilities are deferred revenues. Deferred revenues consist primarily of advanced ticket sales, and the Company satisfies this liability by playing its regular season games.

         Cash and cash equivalents and investments at June 30, 1998 were approximately $37.4 million as compared to approximately $61.6 million at December 31, 1997. The decrease was primarily attributable to the seasonal operations of the Company and the substantial cash and investment position at December 31, 1997 related to advance ticket sales which have recently been occurring in the fourth quarter. The majority of the Company's expenditures occur during the season.

         Receivables and accrued income at June 30, 1998 were approximately $13.6 million compared to approximately $7.9 million at December 31, 1997. The increase was primarily attributable to billings for sponsorship contracts and concessionaire revenue that occur during the season and are paid throughout the year based upon predetermined payment schedules.

         Prepaid expenses and other current assets at June 30, 1998 were approximately $2.5 million compared to $5.0 million at December 31, 1997. The decrease was primarily attributable to the assignment of a life insurance policy and the related cash surrender value of a traded player during 1998.

         Other assets at June 30, 1998 were approximately $12.0 million compared to $6.2 million at December 31, 1997. The increase was primarily attributable to the recording of deferred income taxes of $3.8 million and the purchase of certain investments and appreciation in existing investments held in trust to assist in the funding of the Company's deferred compensation obligations.

         Long-term liabilities at June 30, 1998 were approximately $54.4 million compared to $45.8 million at December 31, 1997. The increase was primarily attributable to increases in existing and additional deferred compensation obligations and the renegotiation of the repayment terms under the Major League Credit Facility which resulted in a reclassification of the current portion of $4.8 million to long-term.

YEAR 2000 COMPLIANCE

         The inability of computers, software and other equipment utilizing microprocessors to recognize and properly process data fields containing a two-digit year is commonly referred to as the Year 2000 Compliance issue. As the year 2000 approaches, such systems may be unable to accurately process certain date-based information.

         The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans to complete the testing and modification of all significant hardware and software applications by June 30, 1999. The estimated cost to address Year 2000 issues is not expected to have a material impact on the Company's business, operations or financial condition.

         In addition, the Company is communicating with external service providers to ensure that the providers are taking the appropriate action to address Year 2000 issues. However, there can be no assurance that the systems of third parties on which the Company's systems rely will convert, or that a conversion that is incompatible with the Company's systems, would not have an adverse effect on the Company's systems.

PART II.  OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) On April 2, 1998, in connection with the formation of the Company, 100 Common Shares of the Company were purchased by two trusts of which Richard
      E. Jacobs is sole trustee (the "Jacobs family trusts") at a purchase price of $15.00 per share. Those 100 Common Shares were converted to Class A Common Shares on a one-for-one basis pursuant to the amendment and restatement of the Company's Articles of Incorporation on June 4, 1998. On June 9, 1998, concurrent with the closing of the initial public offering of the Company's Class A Common Shares, the Company issued securities in the following transactions which were not registered under the Securities Act of 1933, as amended (the "Securities Act"), pursuant to agreements entered into prior to the filing of the Company's Registration Statement on Form S-1: (1) 2,281,667 of the Company's Class B Common Shares were issued to the Jacobs family trusts in connection with the merger of Ballpark Management Company, Inc. with and into the Company; (2) 6,043 Class A Common Shares and 2,290 Class B Common Shares were issued to Martin J. Cleary in connection with the merger of MJC Baseball, Inc. ("MJC") with and into the Company; and (3) the Jacobs family trusts and Mr. Cleary purchased an aggregate of 133,233 Class A Common Shares at $15.00 per share for aggregate proceeds to the Company of approximately $2 million. The Company issued the securities described in this paragraph in reliance on the exemption from registration provided by Section 4(2) of the Securities Act, on the basis that the securities were not issued in transactions involving a public offering.


(d) The Company's Registration Statement on Form S-1 (Registration No. 333-49357) for the initial public offering of its Class A Common Shares was declared effective by the Commission on June 3, 1998. The managing underwriter of the offering was McDonald & Company Securities, Inc. who represented the several underwriters (collectively, the "Underwriters"). The offering commenced on June 4, 1998, and the closing of the sale of the shares to the Underwriters occurred on June 9, 1998. At the closing, the Company issued and sold to the Underwriters 4 million Class A Common Shares at a price of $13.95 per share or an aggregate amount of $55.8 million. The underwriters sold the shares to the public at $15.00 per share, and, therefore, received an aggregate underwriting discount of $4.2 million. As of June 30, 1998, the Company had incurred other expenses relating to the offering of approximately $2 million. All of such expenses were paid directly or indirectly to persons other than directors, officers, ten-percent equity holders or affiliates. The $55.8 million of net proceeds of the initial public offering (before payment of offering expenses) and the $2 million of proceeds from the sale of Class A Common Shares described in paragraph (c)(3) above, were used to purchase a 51% general partnership interest in Cleveland Indians Baseball Company Limited Partnership from Cleveland Baseball Corporation ("CBC") and MJC for an aggregate cash payment of $55.8 million and to pay offering expenses. The Jacobs family trusts own CBC. Richard E. Jacobs, sole trustee of the Jacobs family trusts, is Chairman of the Board, President and Chief Executive Officer of the Company and owns approximately 99.9% of the Class B Common Shares of the Company. Martin J. Cleary, a director of the Company, owns MJC.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         In connection with the formation of the Company and in anticipation of the Company's initial public offering of Class A Common Shares, the following matters were approved by unanimous written action of the Company's shareholders:

         On April 2, 1998, the shareholders (a) adopted the Company's Code of Regulations, (b) elected Richard E. Jacobs and Martin J. Cleary as directors and (c) approved the Agreement and Plan of Reorganization by and among the Company, CBC, MJC, Ballpark Management Company, Cleveland Indians Baseball Company Limited Partnership and the Jacobs family trusts.

         On June 2, 1998, the shareholders (a) approved the Company's Amended and Restated Articles of Incorporation, (b) approved the Company's Long-Term Incentive Plan and (c) approved the Company's Directors' Deferred Compensation Plan.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     EXHIBIT
       NO.                                     DESCRIPTION
------------------      --------------------------------------------------------

        2.1 Agreement and Plan of Reorganization dated April 2, 1998 among Cleveland Indians Baseball Company, Inc., Cleveland Baseball Corporation, MJC Baseball, Inc., Ballpark Management Company, Cleveland Indians Baseball Company Limited Partnership, Richard E. Jacobs, Trustee Under Declaration of Trust dated April 23, 1987, Richard
                        E. Jacobs, Trustee of the David H. Jacobs Marital Trust and Martin J. Cleary.

        3.1             Amended and Restated Articles of Incorporation of the
                        Company.

        3.2             Code of Regulations of the Company.

        4.1             Form of Share Certificate for Class A Common Shares.

        4.2             Form of Share Certificate for Class B Common Shares.

       10.7 Club Trust Revolving Credit Agreement among Major League Baseball Trust, Fleet Bank and the Club Trusts, dated April 17, 1998.

       10.8 Ratification Agreement among Indians Club Trust and Fleet National Bank, dated April 17, 1998.

       10.9 Club Trust Pledge and Security Agreement between Indians Club Trust and Major League Baseball Trust dated April 17, 1998.

       10.13            Cleveland Indians Baseball Company, Inc. Long-Term
                        Incentive Plan.

       10.14 Form of Indemnification Agreement between the Company and each of its Directors.

       10.15 Form of Indemnification Agreement between the Company and each of its executive officers.

       10.16 Second Amendment and Confirmation of Transfer Agreement between the Partnership and Indians Club Trust, dated April 17, 1998.

       10.17 Form of First Amended and Restated Agreement of Limited Partnership of the Partnership.

       10.19 Cleveland Indians Baseball Company, Inc. Directors' Deferred Compensation Plan.

       10.20            Employment Agreement between the Company and John Hart.

       10.21            Employment Agreement between the Company and Dennis
                        Lehman.

       10.22            Employment Agreement between the Company and Daniel J.
                        O'Dowd.

       10.23            Employment Agreement between the Company and Jeff
                        Overton.

       10.24            Employment Agreement between the Company and Ken
                        Stefanov.

        27.1            Financial Data Schedule (filed herewith)

Unless otherwise indicated, the exhibits listed above are incorporated by reference to the Company's Registration Statement on Form S-1 (Registration No. 333-49357) and are identified therein by the same exhibit number.

     (b) Reports of Form 8-K.

      None.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


Date  August 14, 1998                   Cleveland Indians Baseball Company, Inc.
      -------------------------------   ----------------------------------------
                                                  (Registrant)

                                        /s/ Kenneth E. Stefanov
                                        -----------------------------------
                                            Kenneth E. Stefanov