Form 10-Q
period 1998-09-30
CLEVELAND INDIANS BASEBALL CO INC
filed 1998-11-10
CIK 1059019

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM                    TO
                              --------------------  --------------------

                         COMMISSION FILE NUMBER 0-24377

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             OHIO                                        34-1861303
(State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization)

2401 ONTARIO STREET, CLEVELAND, OHIO                       44115
(Address of Principal Executive Offices)                 (Zip Code)

Registrant's Telephone Number, Including Area Code 216-420-4200

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report.

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X     No
   -----     -----

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1998 was as follows:

CLASS A COMMON SHARES                                        4,139,376 SHARES
CLASS B COMMON SHARES                                        2,283,957 SHARES

                                     INDEX*

PART I. FINANCIAL INFORMATION

                                                                            PAGE
                                                                            ----

ITEM 1.  CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

         a)       Condensed Consolidated and Combined Balance Sheets as
                  of September 30, 1998 (unaudited) and December 31, 1997      3

         b)       Unaudited Condensed Consolidated and Combined
                  Statements of Income for the Company for the three
                  months ended September 30, 1998 and for the
                  Predecessor Group for the three months ended September
                  30, 1997                                                     4

         c)       Unaudited Condensed Consolidated and Combined
                  Statements of Income for the Company for the period
                  from June 9, 1998 to September 30, 1998 and for the Predecessor Group for the period from January 1, 1998 to June 8, 1998 and for the nine months ended September
                  30, 1997                                                     5

         d)       Unaudited Condensed Consolidated and Combined
                  Statements of Cash Flows for the Company for the
                  period from June 9, 1998 to September 30, 1998 and
                  for the Predecessor Group for the period from January
                  1, 1998 to June 8, 1998 and for the nine months ended
                  September 30, 1997                                           6

         e)       Notes to Unaudited Condensed Consolidated and Combined
                  Financial Statements                                         7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
         AND FINANCIAL CONDITION                                               9

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                     16

Signatures                                                                    17

* Items not listed are inapplicable

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                       CLEVELAND INDIANS PREDECESSOR GROUP

               CONDENSED CONSOLIDATED AND COMBINED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                                                         THE
                                                          THE        PREDECESSOR
                                                         COMPANY        GROUP
                                                         -------        -----
                                                      SEPTEMBER 30,  DECEMBER 31,
                                                          1998           1997
                                                       (UNAUDITED)
CURRENT ASSETS:
   Cash and cash equivalents                            $  2,027       $  3,732
   Investments                                            37,547         57,909
   Receivables and accrued income                         22,701          7,867
   Merchandise inventories                                 1,625          1,568
   Prepaid expenses and other current assets               3,126          5,040
   Deposit for grievance settlement                        9,480          9,079
                                                        --------       --------
      Total current assets                                76,506         85,195
FIXED ASSETS:
   Leasehold improvements, furniture and fixtures
      and other equipment, at cost                         9,071          7,685
   Less accumulated depreciation and amortization          3,585          2,757
                                                        --------       --------
      Total fixed assets, net                              5,486          4,928
PREPAID SIGNING BONUSES AND PLAYER
   CONTRACTS (Net of accumulated amortization)            10,428         10,743
INTANGIBLE ASSETS (Net of accumulated amortization)       10,582         11,048
OTHER ASSETS                                              11,611          6,238
                                                        --------       --------
TOTAL                                                   $114,613       $118,152
                                                        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES:
   Accounts payable and accrued liabilities             $ 19,577       $ 16,941
   Deferred revenue                                       34,068         41,375
   Current portion of long-term debt                         412          7,496
   Reserve for players' grievance damages                  9,480          9,079
   Income taxes payable                                    2,700             --
                                                        --------       --------
      Total current liabilities                           66,237         74,891
LONG-TERM LIABILITIES                                     56,331         45,811
COMMITMENTS AND CONTINGENCIES
MINORITY INTEREST                                          8,265             --
SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, without par value;
      1,000,000 shares authorized;
      no shares issued and outstanding                        --             --
   Class A common shares, without par value;
      27,000,000 shares
      authorized; 4,139,376 shares issued and
      outstanding                                         55,800             --
   Class B common shares, without par value;
      3,000,000 shares authorized; 2,283,957
      shares issued and outstanding                        5,125             --
   Additional paid in capital                              4,700             --
   Retained earnings (deficit)                           (81,845)            --
   Owners' equity (deficit)                                   --         (2,550)
                                                        --------       --------
      Total shareholders' equity (deficit)               (16,220)        (2,550)
                                                        --------       --------
TOTAL                                                   $114,613       $118,152
                                                        ========       ========

See notes to condensed consolidated and combined financial statements.

                     CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                         CLEVELAND INDIANS PREDECESSOR GROUP

               CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                   (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)
                                                                              THE
                                                                          PREDECESSOR
                                                            THE COMPANY      GROUP
                                                            -----------   -----------
                                                               THREE MONTHS ENDED
                                                                  SEPTEMBER 30,
                                                               1998           1997
REVENUES:
   Net ticket sales                                         $   27,168      $25,863
   Local radio and television                                    9,051        8,237
   Concession and catering                                       7,792        7,655
   Private suite and club seat rentals                           4,524        4,319
   Advertising and promotion                                     4,767        4,588
   Merchandise                                                   5,172        4,727
   Major Leagues Central Fund                                    5,438        3,810
   Other (primarily Major League Baseball Properties)              925        1,218
   Post-season                                                   1,792          164
   Provision for revenue sharing                                (4,948)      (3,022)
                                                            ----------      -------
   Total revenues                                               61,681       57,559
                                                            ----------      -------
OPERATING EXPENSES:
   Major league team                                            28,570       31,118
   Player development                                            3,208        3,012
   Ballpark operations                                           4,760        3,916
   Cost of merchandise sold                                      3,591        3,500
   Administrative and general                                    2,783        2,594
   Major Leagues Central Fund                                    1,543        1,841
   Advertising and promotion                                       765          826
   Post-season                                                   1,813           73
   Amortization of signing bonuses and player contracts          2,102        1,659
   Depreciation and amortization                                   777          429
                                                            ----------      -------
     Total operating expenses                                   49,912       48,968
                                                            ----------      -------
OPERATING INCOME                                                11,769        8,591
OTHER INCOME (EXPENSE):
   Interest income:
     Affiliate                                                      --          623
     Other                                                         536          652
   Interest expense                                               (783)        (712)
   Gain on player transactions                                      10           20
                                                            ----------      -------
INCOME BEFORE MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                                   11,532        9,174
MINORITY INTEREST                                               (5,650)          --
PROVISION FOR INCOME TAXES                                      (2,700)          --
                                                            ----------      -------
NET INCOME                                                  $    3,182      $ 9,174
                                                            ==========      =======
BASIC AND DILUTED EARNINGS PER SHARE                        $      .50
                                                            ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                     6,423,333
                                                            ==========

See notes to condensed consolidated and combined financial statements.

                             CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                                  CLEVELAND INDIANS PREDECESSOR GROUP

                       CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF INCOME

                            (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)
                                                         THE COMPANY        THE PREDECESSOR GROUP
                                                         -----------        ---------------------
                                                        PERIOD JUNE 9,     PERIOD       NINE MONTHS
                                                            1998 TO      JANUARY 1,        ENDED
                                                         SEPTEMBER 30,     1998 TO     SEPTEMBER 30,
                                                             1998       JUNE 8, 1998       1997
REVENUES:
   Net ticket sales                                       $   36,581      $ 19,248      $  49,279
   Local radio and television                                 10,869         7,311         17,014
   Concession and catering                                    10,525         5,292         14,138
   Private suite and club seat rentals                         6,162         3,160          8,668
   Advertising and promotion                                   6,470         3,284          8,754
   Merchandise                                                 6,911         5,540         11,178
   Major Leagues Central Fund                                  6,140         2,206          7,119
   Other (primarily Major League Baseball Properties)          1,191         1,509          2,987
   Post-season                                                 1,792            --            164
   Provision for revenue sharing                              (6,409)       (3,041)        (6,043)
                                                          ----------      --------      ---------
   Total revenues                                             80,232        44,509        113,258
                                                          ----------      --------      ---------
OPERATING EXPENSES:
   Major league team                                          36,104        28,380         63,842
   Player development                                          4,088         5,241          8,477
   Ballpark operations                                         6,314         4,969         10,142
   Cost of merchandise sold                                    4,675         4,144          8,741
   Administrative and general                                  3,699         5,344          7,982
   Major Leagues Central Fund                                  1,946         1,569          4,312
   Advertising and promotion                                   1,024         1,741          3,221
   Post-season                                                 1,813            --             73
   Amortization of signing bonuses and player contracts        2,597         1,779          3,364
   Depreciation and amortization                                 898           778          1,199
                                                          ----------      --------      ---------
     Total operating expenses                                 63,158        53,945        111,353
                                                          ----------      --------      ---------
OPERATING INCOME (LOSS)                                       17,074        (9,436)         1,905
OTHER INCOME (EXPENSE):
   Interest income:
     Affiliate                                                    --           595          1,400
     Other                                                       735         1,978          2,123
   Interest expense                                             (952)       (1,191)        (1,596)
   Gain (loss) on player transactions                             10        (1,604)           134
                                                          ----------      --------      ---------
INCOME (LOSS) BEFORE MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                                 16,867        (9,658)         3,966
MINORITY INTEREST                                             (8,265)           --             --
PROVISION FOR INCOME TAXES                                    (3,615)           --             --
                                                          ----------      --------      ---------
NET INCOME (LOSS)                                         $    4,987      $ (9,658)     $   3,966
                                                          ==========      ========      =========
BASIC AND DILUTED EARNINGS PER SHARE                      $      .78
                                                          ==========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES                   6,423,333
                                                          ==========

See notes to condensed consolidated and combined financial statements.

                       CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
                            CLEVELAND INDIANS PREDECESSOR GROUP

               CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                               (UNAUDITED AND IN THOUSANDS)
                                               THE COMPANY     THE PREDECESSOR GROUP
                                               -----------     ---------------------
                                              PERIOD JUNE 9,    PERIOD      NINE MONTHS
                                                 1998 TO,     JANUARY 1,      ENDED
                                               SEPTEMBER 30,   1998 TO     SEPTEMBER 30,
                                                   1998      JUNE 8, 1998      1997
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                             $  4,987      $ (9,658)     $  3,966
   Adjustments to reconcile net
      income (loss) to net cash provided
      by (used in) operating activities:
   Minority interest                                8,265            --            --
   Depreciation and amortization                    3,495         2,557         4,563
   (Gain) loss on player transactions                 (10)        1,604          (134)
   Increase in receivables and
      accrued income                              (11,899)       (2,933)      (14,177)
   (Increase) decrease in merchandise
      inventories                                     281          (338)         (569)
   (Increase) decrease in prepaid
      expenses and other current assets                 8          (194)         (194)
   (Increase) decrease in other assets              1,827          (497)        1,207
   Increase in accounts payable and
      accrued liabilities                           2,450         4,592         6,178
   Increase (decrease) in deferred revenue        (14,965)        7,432       (11,978)
   Increase in income taxes payable                 2,700            --            --
   Increase in deferred compensation                1,791           635         4,285
   Increase (decrease)in long-term
      liabilities                                    (152)          407           225
                                                 --------      --------      --------
      Net cash provided by (used in)
        operating activities                       (1,222)        3,607        (6,628)
                                                 --------      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Maturities of short-term investments, net        5,624        14,300        20,022
   Purchase of long-term investments                 (847)       (1,156)       (3,500)
   Expenditures for cash surrender
      value of life insurance                          --            --          (394)
   Proceeds from sale of player contracts             332           413           146
   Proceeds from expansion teams                       --            --         2,858
   Capital expenditures                              (524)       (1,062)       (1,440)
   Expenditures for the purchase of
      player contracts and signing bonuses         (3,271)       (4,007)       (4,177)
   (Increase) decrease in loan
      to general partner                               --        35,500       (12,153)
   Acquisition of partnership interest            (55,800)           --            --
                                                 --------      --------      --------
      Net cash provided by (used in)
        investing activities                      (54,486)       43,988         1,362
                                                 --------      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Major League Baseball
      Revolving Credit Agreement                       --            --        12,153
   Payment of debt issuance costs                      --          (192)          (96)
   Net proceeds from sale of common stock          55,800            --            --
   Distributions to general partner                    --       (49,200)       (4,657)
                                                 --------      --------      --------
      Net cash provided by (used in)
        financing activities                       55,800       (49,392)        7,400
                                                 --------      --------      --------
NET INCREASE (DECREASE) IN CASH AND
   CASH EQUIVALENTS                                    92        (1,797)        2,134
CASH AND CASH EQUIVALENTS, BEGINNING
   OF PERIOD                                        1,935         3,732           654
                                                 --------      --------      --------
CASH AND CASH EQUIVALENTS, END OF PERIOD         $  2,027      $  1,935      $  2,788
                                                 ========      ========      ========

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

         On June 9, 1998, the Company commenced operations after completing an initial public offering (the "Offering") of 4,000,000 Class A Common Shares "common shares". The 4,000,000 common shares were issued at a price per share of $15.00, generating gross proceeds of $60,000. The aggregate proceeds to the Company, net of underwriters' discount were approximately $55,800. The Company utilized these net proceeds to purchase its 51% general partnership interest in the Operating Partnership and to engage in the other transactions described below.

         The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

         * The Company issued and sold 133,233 common shares to the original shareholders and Martin J. Cleary at a purchase price of $15.00 per share.

         * Ballpark Management Company ("Ballpark Management") and MJC Baseball, Inc. ("MJC") were merged with and into the Company.

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


2.       INTERIM FINANCIAL STATEMENTS

         The accompanying interim financial statements are unaudited; however, the financial statements have been presented as permitted by Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's prospectus dated June 4, 1998, and the combined financial statements and notes thereto of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company included therein.


3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Revenue and Expense Recognition - Revenue from ticket sales is recognized at the time the home game, to which such proceeds relate, is played. Major league team expenses, principally player compensation, are recorded as expense over the entire Major League Baseball regular season.

         Minority Interest - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at September 30, 1998, amounted to 49%.

         Income Taxes - The Company will be taxed on its taxable income at applicable corporate rates commencing with the period ending December 31, 1998. As a result of the Offering, the Company has recorded deferred tax assets of $3,800, net of valuation allowances, as of September 30, 1998. These deferred tax assets have been credited to additional paid-in capital.

         Earnings Per Share - Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive.

         Comprehensive Income - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive income, including the changes in equity from non-owner sources such as unrealized gains on marketable securities. For the three months ended September 30, 1998 and for the period June 9, 1998 through September 30, 1998, there were no material differences between net income and comprehensive income.


4.       MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT

         In April 1998, the terms of the Company's revolving credit facility were renegotiated. The new terms of the facility require interest only payments, in addition to other fixed fees of $123 annually, through April 17, 2001, at which time the facility may convert to a four year term loan with principal repayments on the outstanding balance as follows: 15% in the first year, 20% in the second year, 25% in the third year and 40% in the fourth year. Accordingly, the outstanding balance of $35,500 at September 30, 1998 is reflected in long-term liabilities. The interest rate on the facility based upon LIBOR plus .35%, was 6.07% at September 30, 1998.


5.       LONG-TERM INCENTIVE PLAN

         The Company has established a long-term incentive plan for the purpose of attracting, retaining and rewarding key employees of the Company and its affiliates and members of the Board of Directors and to strengthen the mutuality of interest between such key employees and the Company's shareholders. In conjunction with the Offering, the Company granted options to purchase 294,350 common shares to directors, officers and employees. All of such options were issued at an exercise price of $15.00, the initial public offering price per share. The options will vest in three equal annual increments beginning one year after the date of grant and will expire ten years after the date of grant.

         As of September 30, 1998, the Company had granted options with respect to 273,250 common shares and an additional 426,750 common shares were reserved for issuance under the Company's long-term incentive plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this report.

OVERVIEW

         Management's Discussion and Analysis of Results of Operations and Financial Condition include certain forward-looking statements about the Company's business, revenues, expenditures and capital requirements. In addition, forward-looking statements may be included in various other Company documents to be issued in the future and in various oral statements by Company representatives to security analysts and investors from time to time. Any such statements are subject to risks that could cause the actual results or needs to vary materially. The risks and uncertainties associated with the forward-looking information are discussed in detail in the Company's prospectus dated June 4, 1998.

         Cleveland Indians Baseball Company, Inc., an Ohio corporation (the "Company"), was formed to acquire the sole general partnership interest of, and controlling interest in, Cleveland Indians Baseball Company Limited Partnership, an Ohio limited partnership (the "Partnership"). The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, the "Predecessor Group" or the "Predecessor"). The Company commenced operations on June 9, 1998 after completing an initial public offering of 4,000,000 common shares. For financial reporting purposes, the operations for the nine-month period ended September 30, 1998 have been segregated between the Predecessor Group and the Company. The Company has recorded operating income of $17.1 million for the period June 9, 1998 through September 30, 1998 and the Predecessor Group has recorded an operating loss of $9.4 million for the period January 1 through June 8, 1998. For the period July 1, 1998 through September 30, 1998, the Company has recorded operating income of $11.8 million. The Company recognizes the majority of its revenue as home games are played (i.e. net ticket sales, concessions and catering, private suite and club seat rentals and merchandise) and the most significant expense, major league team salaries, is recognized over the entire regular season. In order to fairly evaluate the operations of the Company, the operations for the Predecessor Group and the Company should be combined for the nine-month period ended September 30, 1998.

         The Company derives substantially all of its revenue from (i) the sale of tickets to home games, (ii) contracts with local broadcast organizations,
(iii) food and beverage concession sales, (iv) premium seating rents, (v) advertising and promotional sales, (vi) merchandise sales and royalties, (vii) its interest in the Major Leagues Central Fund, and (viii) parking and ancillary baseball related revenues. If the Indians qualify for post-season playoffs, incremental revenues will be earned from similar sources.

         The Company's operations are seasonal, commencing with spring training camp that opens in mid-February and ending the Major League Baseball ("MLB") season in late September or early October. If the Indians qualify for post-season playoffs, the team can play until the end of October, the duration of participation being contingent on continued winning at each level of post-season play (the Division, League Championship and World Series). For financial reporting purposes, the Company generally recognizes revenues and expenses on a game-by-game basis. Because the MLB season begins in late March or early April, the Company's first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on the 1998 MLB regular season schedule, the Company will recognize approximately one-half of its revenues in the second quarter and the remainder in the third quarter. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of the scheduling of post-season playoffs in any given year, revenue and expenses associated with post-season will generally be recognized in the third and fourth quarters depending upon when actual games are played.

RESULTS OF OPERATIONS

         The following discussion compares results from continuing operations of the Company and the Partnership on a consolidated basis (including the operations of the Predecessor Group) for the three-month and nine-month periods ended September 30, 1998 with the three-month and nine-month periods ended September 30, 1997.

REVENUES

         Revenue from net ticket sales increased 5%, or $1.3 million, in the three-month period ended September 30, 1998 and 13%, or $6.6 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increase for the three-month period was primarily attributable to a 12% increase in the average ticket price offset by a 6% decrease in paid attendance. Paid attendance decreased as a result of three fewer regular season home events played in the three-month period ended September 30, 1998 compared to the same period in 1997, due to unfavorable weather conditions experienced in the second quarter of 1997, which were rescheduled in the third quarter of 1997. The increase for the nine-month period was primarily attributable to a 12% increase in the average ticket price coupled with a 2% increase in paid attendance. Paid attendance increased as a result of one more regular season home event played in the nine-month period ended September 30, 1998 compared to the same period in 1997, which was due to one rain-out in 1997 that was not rescheduled. Exhibition receipts decreased approximately $0.3 million for the nine-month period ended September 30, 1998 due to one less exhibition event played in 1998 compared to 1997.

         Local radio and television revenue increased 10% or $0.8 million in the three-month period ended September 30, 1998 and 7%, or $1.2 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases in radio advertising revenue were attributable to increased rates and expanded radio advertising inventory. For the three-month period ended September 30, 1998, these increases were partially offset because of three fewergames played in third quarter of 1998 compared to the third quarter of 1997. Local television revenues increased due to one more telecast, at the same rate, in the three-month period ended September 30, 1998 compared to the same period in 1997. For the nine-month period ended September 30, 1998, there were four more telecasts compared to the same period in 1997. In addition, local television incentive fees in 1998 increased over 1997 by approximately $0.4 million.

         Concession and catering revenue increased 2%, or $0.1 million, in the three-month period ended September 30, 1998 and 12%, or $1.7 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases were primarily attributable to increased consumer spending with the general food and beverage concessionaire influenced by favorable weather conditions in 1998. For the three-month period ended September 30, 1998, despite playing three fewer home events compared to the same period in 1997, concession and catering revenue still increased 1%, evidencing higher consumer spending trends in 1998.

         Private suite and club seat rentals increased 5%, or $0.2 million, in the three-month period ended September 30, 1998 and 8%, or $0.7 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases were primarily attributable to contractual increases in rental revenues for certain suites and club seats that averaged 4%, and rental income attributable to additional suite rentals leased on a per-game basis.

         Advertising and promotional revenue increased 4%, or $0.2 million, in the three-month period ended September 30, 1998 and 11%, or $1.0 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. For the three-month period ended September 30, 1998, volume increases and ballpark advertising rate increases on existing contracts were offset by three fewer games played in the third quarter of 1998 compared to the third quarter of 1997. The increase for the nine-month period was primarily due to rate increases totaling $0.5 million and new inventory sales of $0.4 million.

         Merchandise sales increased 9%, or $0.4 million, in the three-month period ended September 30, 1998 and 11%, or $1.3 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases in both periods were primarily attributable to the team's success during 1998 and recent seasons as well as a quality assortment of team affinity merchandise.

         Major Leagues Central Fund revenues increased 43%, or $1.6 million, in the three-month period ended September 30, 1998 and 17% or $1.2 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increase for both periods is primarily attributable to a $1.5 million distribution from the Central Fund for a federal arbitration award relative to MLB cable television royalties for the years 1990 through 1992. This distribution was received in September 1998.

         Post-season revenue increased $1.6 million for the three-month and nine-month periods ended September 30, 1998 primarily due to two home post-season games played in September 1998 compared to one road post-season game played in September 1997. The majority of the home revenue is comprised of the team's share of net ticket receipts (as dictated by MLB post-season sharing rules) as well as food and beverage concessions, merchandise sales and advertising and promotion revenues. The revenue from one road post-season game in 1997 represents the team's share of net ticket receipts plus miscellaneous radio advertising revenue.

         Provision for revenue sharing increased 64%, or $1.9 million, for the three-month period ended September 30, 1998 and 56%, or $3.4 million, for the nine-month period ended September 30, 1998 compared to the same periods in 1997. These increases were primarily attributable to the increase in the revenue sharing tax rate from 12% in 1997 to 16% in 1998 and an increase in the Company's net local revenue as defined in the Collective Bargaining Agreement.

EXPENSES

         Major League team expenses decreased 8%, or $2.5 million, in the three-month period ended September 30, 1998 and increased 1%, or $0.6 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The decrease for the three-month period is primarily attributable to the luxury tax assessment which was reduced by $2.0 million as a result of a 23% increase in the player salary threshold from 1998 to 1997 over which the luxury tax is assessed. The increase for the nine-month period was primarily due to major league roster salaries.

         Player development costs increased 7%, or $0.2 million, for the three-month period ended September 30, 1998 and 10%, or $0.8 million, for the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases were primarily due to the addition of two specialty programs in Santo Domingo, Dominican Republic and San Felipe, Venezuela of $0.2 million, increased player and coaches salaries of $0.5 million and rate increases for spring training housing of $0.1 million.

         Ballpark operations expense increased 22%, or $0.8 million, in the three-month period ended September 30, 1998 and 11%, or $1.1 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increase for the three-month period was primarily attributable to day-of-game expenses (ushers, security, in-game events, etc.) which increased $0.5 million. In addition, salary expense increased $0.2 million and custodial and maintenance costs increased $0.1 million for the three-month period. For the nine-month period, the increase was also primarily attributable to day-of-game expenses as discussed above, which increased $0.6 million, while salary expense increased $0.3 million and custodial and maintenance cost increased $0.2 million.

         Cost of merchandise sold increased for both the three-month and nine-month periods ended September 30, 1998 compared to the same periods in 1997. This was primarily due to increased sales of 9% and 11%, respectively, and the closing of six shopping center kiosk locations in 1997.

         Administrative and general expenses increased 7%, or $0.2 million, in the three-month period ended September 30, 1998 and 13%, or $1.0 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases were primarily attributable to contractual increases in executive salaries, increased legal and consulting fees, and increased insurance related to Directors and Officers liability as well as rainout coverage.

         Major Leagues Central Fund expense decreased 16%, or $0.3 million, in the three-month period ended September 30, 1998 and 18%, or $0.8 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The decreases were primarily the result of the allocation of expenses to the two expansion teams that entered the league in 1998.

         Advertising and promotion expense decreased by 7%, or $0.1 million, in the three-month period ended September 30, 1998 and 14%, or $0.5 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The decrease is primarily due to a $0.2 million reduction in promotional expense due to a sponsor's payment of an event in 1998 that was paid for by the Company in 1997, as well as the elimination of $0.2 million in advertising expense associated with a 1997 retail campaign.

         Post-season expenses increased $1.7 million, primarily due to two home post-season games played in September 1998 compared to one road post-season game in 1997. This increase was comprised of $0.6 million in ticket related expenses, $0.4 million in administrative and general costs, $0.3 million in ballpark operating costs, $0.2 million in merchandising costs and $0.2 million in advertising and promotion costs.

         Amortization of signing bonuses and player contracts increased 27%, or $0.4 million, for the three-month period ended September 30, 1998 and 30%, or $1.0 million, for the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increase is primarily due to the amortization of increased costs associated with extending certain players' contracts.

         Depreciation and amortization expense increased 81%, or $0.3 million, for the three-month period ended September 30, 1998 and 40%, or $0.5 million, for the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases are primarily due to the depreciation incurred on capital expenditures associated with hardware and software acquisitions placed in service during 1998.

         Interest income decreased 58%, or $0.7 million, for the three-month period ended September 30, 1998 and 6%, or $0.2 million, for the nine-month period ended September 30, 1998 compared to the same periods in 1997. The decrease is due to the repayment of a $35.5 million loan to the General Partner of the predecessor group in March 1998 and lower returns on cash and short-term investments during 1998 partially offset by increased funds from advanced ticket sales.

         Interest expense increased 10%, or $0.1 million, in the three-month period ended September 30, 1998 and 34%, or $0.5 million, in the nine-month period ended September 30, 1998 compared to the same periods in 1997. The increases are primarily due to an increase of $12.2 million in the outstanding balance of the Major League Baseball Credit Facility partially offset by a decrease in the interest rate effective as of April 1998.

         Loss on player transactions of $1.6 million for the nine-month period ended September 30, 1998 is primarily due to the February 1998 trade of one player, which included a provision requiring the Company to pay a portion of the traded player's salary during the 1998 season.

         Minority interest for the three-month period ended September 30, 1998 and for the period June 9, 1998 through September 30, 1998 represents the 49% interest in the earnings of the Partnership that was not purchased and is not owned by the Company.

         Provision for income taxes represents the estimated tax on the Company's earnings for the three-month period ended September 30, 1998 and from June 9, 1998 through September 30, 1998 at the applicable corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operating activities during the nine-months ended September 30, 1998 was approximately $2.4 million, while net cash used in operating activities during the nine-months ended September 30, 1997 was approximately $6.6 million, despite a net loss and net income for the periods, respectively. In both periods, increases in receivables contributed to operating uses of cash. Minority interest, depreciation and amortization, losses on player transactions (1998 only), decreases in other assets, increases in accounts payable and accrued liabilities, and increased deferred compensation and long-term liabilities resulted in sources of operating cash. Net cash provided by operating activities in 1998 occurred primarily due to increased net income before minority interest, higher depreciation and amortization, and increased accounts payable and accrued liabilities.

         Financing activities financed net cash of $6.4 million during the nine-months ended September 30, 1998. Net proceeds from the 1998 offering totaled approximately $55.8 million. All net proceeds of the offering were paid to Cleveland Baseball Corporation ("CBC") to purchase its general partnership interest in the Partnership. Distributions during 1998 totaled $49.2 million. For the nine-months ended September 30, 1997, financing activities generated net cash of $7.4 million, as increases in the proceeds from the Major League Credit Facility were offset in part by increased distributions to CBC.

         Principal investment sources and uses of funds include the acquisition of the 51% general partnership interest in the Partnership, purchases of long-term investments, loans to CBC and related repayments, expenditures for the purchase of player contracts and signing bonuses, proceeds from the sale of player contracts and expenditures for capital fixed assets. Notably, the proceeds of the offering, in the amount of $55.8 million, were used in 1998 to acquire the general partner interest in the Partnership. The Company's short-term investment maturities (net) increased over the nine-months ended September 30, 1998 and 1997 by $20 million. Loans to CBC increased by $12.2 million during 1997. In 1998, the entire loan balance of $35.5 million to CBC was repaid.

         In April of 1998, the terms of the Major League Credit Facility were renegotiated. The obligations under the Major League Credit Facility are non-recourse to the Company, and the obligation to repay advances for the benefit of the Company are secured by the rights of the Company to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB properties. In connection with the Major League Credit Facility, the Partnership has assigned its rights to receive its share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The facility expires on the earlier of April 17, 2001 or voluntary termination by the MLB trust. As of September 30, 1998, the interest rate on the amounts borrowed under the facility, which is based upon LIBOR plus a program fee established by the loan agreements, was 6.07%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to various other fixed fees of $123,000 annually. Unless the facility is renewed by the parties, upon expiration, the outstanding borrowings convert into a four-year term loan with a principal repayment schedule as follows: 15% in the first year, 20% in the second, 25% in the third and 40% in the fourth and final year. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Club will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

         Until recently, the Company has historically borrowed the full amount available to it under the Major League Credit Facility and in turn loaned the proceeds of such borrowings to CBC. At December 31, 1997, the outstanding principal amount of CBC's indebtedness to the Company was $35.5 million. In March 1998, the Partnership distributed $49.2 million to its partners, and CBC repaid its $35.5 million debt to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Company remains obligated to repay the amounts borrowed under the credit facility. The Major League Credit Facility currently provides the Company with an aggregate availability of $45.0 million, of which $9.5 million was available for borrowing at September 30, 1998.

         The Company also maintains a bank line of credit providing aggregate availability of up to $9.0 million. Availability under the line of credit is reduced to $2.0 million during the period from December 1 to February 28 of each year, and the line must be repaid in full for a period of 30 consecutive days during the term of the arrangement. Availability under this line of credit is reduced by an outstanding $0.4 million standing letter of credit associated with the Company's workers' compensation self-insurance arrangement. Amounts outstanding under the line of credit bear interest at either the bank's base rate or LIBOR plus 1.75%, and are guaranteed by Richard E. Jacobs, individually and as trustee of the David H. Jacobs Marital Trust. The line of credit matured on November 1, 1998, and the Company has received a two month extension while it renegotiates the terms of this facility. At September 30, 1998, the Company had no borrowings under the line of credit.

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


FINANCIAL CONDITION

         The Company's operating characteristics are similar to those of many service industries. The Company generally does not have significant receivables or inventories but generally has high levels of accounts payable and accrued liabilities. The majority of the Company's current liabilities are deferred revenues. Deferred revenues consist primarily of advanced ticket sales, and the Company satisfies this liability by playing its regular season and post-season games.

         Cash and cash equivalents and investments at September 30, 1998 were approximately $39.5 million compared to approximately $61.6 million at December 31, 1997. The decrease was primarily attributable to the seasonal operations of the Company and the substantial cash and investment position at December 31, 1997 related to advance ticket sales in the fourth quarter. The majority of the Company's expenditures occur during the regular season. The cash and cash equivalents and investment balance and, correspondingly, the deferred revenue balance at September 30, 1998 are affected by receipts for post-season ticket sales which occurred primarily in September.

         Receivables and accrued income at September 30, 1998 were approximately $22.7 million compared to approximately $7.9 million at December 31, 1997. The increase was primarily attributable to billings for sponsorship contracts and concessionaire revenue that occur during the season and are paid throughout the year based upon predetermined payment schedules.

         Prepaid expenses and other current assets at September 30, 1998 were approximately $3.1 million compared to $5.0 million at December 31, 1997. The decrease was primarily attributable to the assignment of a life insurance policy and the related cash surrender value of a traded player during 1998.

         Other assets at September 30, 1998 were approximately $11.6 million compared to $6.2 million at December 31, 1997. The increase was primarily attributable to the recording of deferred income taxes of $3.8 million and the purchase of certain investments and appreciation in existing investments held in trust to assist in the funding of the Company's deferred compensation obligations.

         Income taxes payable at September 30, 1998 of approximately $2.7 million represents the Company's estimate of current tax liabilities based upon applicable corporate income tax rates.

         Long-term liabilities at September 30, 1998 were approximately $56.3 million compared to $45.8 million at December 31, 1997. The increase was primarily attributable to increases in existing and additional deferred compensation obligations and the renegotiation of the repayment terms under the Major League Credit Facility which resulted in a reclassification of the current portion of $4.8 million to long-term.

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

         In addition, the Company is communicating with external service providers to ensure that the providers are taking the appropriate action to address Year 2000 issues. However, there can be no assurance that the systems of third parties on which the Company's systems rely will convert, or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's systems.

         Based on the Company's assessment of the readiness of its own systems and those of significant third parties, it has not deemed it necessary to develop a formal contingency plan. In the event additional information comes to the Company's attention which would change its current assessment, it will consider the need for a contingency plan at that time.

PART II. OTHER INFORMATION

Except to the extent noted below, the items required in Part II are inapplicable, or if applicable, would be answered in the negative and have been omitted.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

        EXHIBIT
          NO.                             DESCRIPTION
          ---                             -----------

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

Date: November 10, 1998                Cleveland Indians Baseball Company, Inc.
                                       (Registrant)

                                       /s/ KENNETH E. STEFANOV
                                           --------------------------------
                                           Kenneth E. Stefanov
                                           Vice President, Finance
                                           (principal financial officer and
                                           principal accounting officer)