Form 10-K
period 1998-12-31
CLEVELAND INDIANS BASEBALL CO INC
filed 1999-03-31
CIK 1059019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   ----------

                                    FORM 10-K

(Mark One)

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the fiscal year ended December 31, 1998

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

                         Commission file number 0-24377

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Ohio                                          34-1861303
---------------------------------------          -------------------------------
  State or other jurisdiction                            I.R.S. Employer
of incorporation or organization                       Identification No.)

  2401 Ontario Street, Cleveland, Ohio                       44115
---------------------------------------          -------------------------------
(Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:  (216) 420-4200

Securities registered pursuant to Section 12(b) of the Act:

      Title of each class          Name of each exchange on which registered
      -------------------          -----------------------------------------

            None                                   N/A

Securities registered pursuant to Section 12(g) of the Act:

                    Class A Common Shares, without par value

                                (Title of Class)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         The aggregate market value of the Class A Common Shares held by non-affiliates of the registrant was approximately $29,048,528 on March 26, 1999, based on the closing price for such shares on that date on the Nasdaq National Market.

         As of March 26, 1999, the number of outstanding shares of each class of the registrant's common equity was as follows:

      Class A Common Shares                4,139,376 shares
      Class B Common Shares                2,283,957 shares

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the registrant's Proxy Statement for the registrant's Annual Meeting of Shareholders to be held on June 2, 1999 (the "1999 Annual Meeting") are incorporated by reference in Part III in this Annual Report on Form 10-K (this "Annual Report") and are identified under the appropriate items in this Annual Report.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----

PART I.........................................................................1
      Item 1.  Business........................................................1
      Item 2.  Properties.....................................................11
      Item 3.  Legal Proceedings..............................................12
      Item 4.  Submission of Matters to a Vote of Security Holders............12
      EXECUTIVE OFFICERS OF THE REGISTRANT....................................12

PART II.......................................................................12

      Item 5.  Market for Registrant's Common Shares and Related Shareholder
                 Matters......................................................12
      Item 6.  Selected Financial Data........................................13
      Item 7.  Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................13
      Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....22
      Item 8.  Consolidated Financial Statements and Supplementary Data.......22
      Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................22

PART III......................................................................22

      Item 10.  Directors and Executive Officers of the Registrant............22
      Item 11.  Executive Compensation........................................23
      Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management..................................................23
      Item 13.  Certain Relationship and Related Transactions.................23

PART IV.......................................................................23

      Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K....................................................23

SIGNATURES....................................................................26

                                     PART I

ITEM 1. BUSINESS

COMPANY OVERVIEW

         Cleveland Indians Baseball Company, Inc., an Ohio corporation ("CIBC"), serves as the sole general partner of the Cleveland Indians Baseball Company Limited Partnership (the "Partnership"), which owns the Cleveland Indians (the "Indians" or the "Club") and manages Jacobs Field, the Indians' home ballpark. References to the "Company," including the financial information included or incorporated by reference in this Annual Report, refer to CIBC and the Partnership, unless the context requires otherwise.

         The Club is a Major League Baseball team that competes in the American League. The American League, and its member clubs, and the National League, and its member clubs, are collectively referred to herein as "MLB" or "Major League Baseball."

         The Company owns a 51% general partnership interest in the Partnership, and Richard E. Jacobs, Chairman of the Board, President and Chief Executive Officer of the Company, as the sole trustee of two family trusts (the "Jacobs family trusts"), beneficially owns a 49% limited partnership interest in the Partnership, through the trusts' ownership of Cleveland Baseball Corporation ("CBC"). In addition, Mr. Jacobs, through the Jacobs family trusts, beneficially owns 2,281,667 Class B Common Shares and 133,200 Class A Common Shares which represent 99.88% of the total voting control of the Company. As a result, Mr. Jacobs is able to control all decisions regarding the Company requiring a shareholder vote (other than certain charter amendments), including the election of the entire Board of Directors. Each of the 6,043,334 limited partnership Units in the Partnership held by CBC is exchangeable for Class A Common Shares on a one-for-one basis, subject to the right of the Company to pay cash upon receiving notice of a proposed exchange.

         The Company is an Ohio corporation incorporated on March 17, 1998. The Company's principal executive offices are located at 2401 Ontario Street, Cleveland, Ohio 44115, and its telephone number is (216) 420-4200.

BUSINESS OPERATIONS

         Ticket Sales. Jacobs Field has an annual paid capacity of approximately
3.5 million fans. During each of the past three seasons, season ticket sales have accounted for approximately 2.2 million of that capacity. All available tickets for home games for the 1996, 1997 and 1998 regular seasons have been sold out prior to Opening Day. The Indians anticipate that all available tickets for the 1999 regular season will be sold prior to Opening Day. The Indians hold the Major League Baseball record for consecutive regular season sell-outs, which stands at 292 through the end of the 1998 regular season.

         Ticket prices for regular season home games during the 1999 season will range from $6.00 to $30.00 per game and the average ticket price is $19.37. Revenue from ticket sales is reduced by an 8% admissions tax imposed by the City of Cleveland and by the American League assessment. See "-- Major League Baseball -- American League Assessments." The Company has a contract with TicketMaster, a national ticket outlet, pursuant to which all single-game tickets, other than those sold at Jacobs Field and at Indians Team Shops, are sold.

         Concessions, Catering and Merchandise Sales. The Company has the exclusive right to operate all Jacobs Field concessions, including private suite and club seat catering, and to receive all concession revenues. The Company has a license agreement with an affiliate of Sportservice Corporation ("Sportservice"), a national manager of event concessions, to operate the food and beverage concession stands and roving vendors in the ballpark during games. Sportservice has the right to make all food and beverage concession sales at Jacobs Field, excluding catering, club seat and Club Seat Lounge sales, private suite sales, restaurant sales or merchandise sales. The Company has the exclusive right to determine pricing, profit margins, brands, portions and quality of the products sold by Sportservice, as well as the right to prohibit the sale of any product. The Company has a similar agreement with an affiliate of Levy Restaurants, a national restaurateur based in

Chicago, Illinois, to provide catering for private functions and to provide concession sales for the club seats and Club Seat Lounge, private suites and the Terrace Club.

         The Company offers team oriented clothing items and novelties at Jacobs Field and Chain of Lakes Park and at six Indians Team Shops located in Northeastern Ohio shopping malls. At Jacobs Field, the Company operates a full-service Team Shop that is open during games and also has an outside entrance which permits it to operate during normal retail hours throughout the year.

         Local Television and Radio. All Cleveland Indians games are broadcast on local radio and through the Cleveland Indians Radio Network, a network of 37 stations in Ohio, Western New York and Western Pennsylvania that purchase rights to the games from the Company. In 1999, 145 games are scheduled to be televised locally or through local cable television stations. All radio broadcast personalities are chosen by, and enter into contracts with, the Indians. All television broadcast personalities are employed by the broadcast stations, subject to approval by the Club.

         The Company and WUAB have entered into a contract for the local television broadcast of 70 of the Indians regular season games and up to six pre-season games each year. WUAB has the option to broadcast an additional five games per year and has exercised the option for the 1999 season. The contract with WUAB expires on October 31, 2001. The Company also has a contract with Fox Sports Ohio for the local cable television broadcast of up to 70 Indians games during the 1999 and 2000 regular seasons and 75 games in each of the 2001 through 2004 regular seasons.

         The Company has a contract with Jacor Broadcasting Corporation pursuant to which the Company is given radio air time and sells, on its own behalf, advertising in connection with the local radio broadcast of all regular and post-season games. The contract with Jacor expires on December 31, 1999, and the Company has the option to renew the contract for two additional years.

         Advertising and Corporate Sponsorship. The Company typically coordinates the sale of radio advertising with the sale of advertising at locations in Jacobs Field, including space on the main scoreboard, ancillary scoreboards, outfield walls and concourse signage. Advertising is also sold in game programs and on the Club's internet website. The Company also licenses the Club's name and logo in connection with corporate sponsorships and promotions throughout Northeastern Ohio.

         The Company offers a number of promotional activities at Jacobs Field in conjunction with Indians home games. The Club has scheduled 19 promotional events for the 1999 season. These promotional events typically include the distribution to fans of premiums, such as calendars, baseball caps, baseball cards and replica uniform T-shirts, or special events, such as post-game fireworks.

         Player Contracts and Salaries. Player salaries constitute the Club's single largest item of expense. The Major League Baseball Collective Bargaining Agreement requires each team to enter into a uniform player contract with each of its players and also establishes a minimum season salary of $200,000 for major league service in 1999, generally payable in semi-monthly installments during the season. Players who sustain injuries or are terminated by the team during the regular season are entitled to all of their salaries. Player contracts may be for single-year or multi-year terms. Generally, salaries payable pursuant to multi-year contracts are guaranteed even if a player's contract is terminated by the team or if the player is physically unable to perform due to death, injury or illness. The Company is not obligated to continue to pay players under single-year or multi-year contracts if the player resigns or refuses to play.

         In addition to the salaries paid to its players, the Company is obligated to pay salaries to the minor league players who play for the Indians' minor league affiliates pursuant to the terms of the players' respective contracts, which are also governed by the Collective Bargaining Agreement. Some players are signed to option agreements or "split" contracts, giving the Club the right to move the player from the Indians major league roster to that of a minor league affiliate team roster and back, the rate of pay being based on the number of days the player plays in each league.

TEAM

RECENT PERFORMANCE

         The following table shows the regular season performance of the Indians in each of the last five seasons:

                                                                    WINNING
                                    WINS            LOSSES        PERCENTAGE
                                    ----            ------        ----------

1998.......................          89               73             .549
1997(1)....................          86               75             .534
1996(1)....................          99               62             .615
1995(2)....................         100               44             .694
1994(2)....................          66               47             .584
                                   ----             ----
Total .....................         440              301             .594

----------
(1) Total games fewer than 162 because of rain-outs that were not re-scheduled.
(2) Season shortened due to players' strike.

         The Indians have competed in post-season play in each of the last four seasons as American League Central Division champions. In 1996, the Indians lost to the Baltimore Orioles three games to one in the best-of-five Division Series. After winning the Division Series in each of 1995 and 1997, the Indians played in the American League Championship Series and won the best-of-seven series in six games against the Seattle Mariners in 1995 and in six games against the Baltimore Orioles in 1997. The Indians lost to the Atlanta Braves in six games in the 1995 World Series and lost to the Florida Marlins in seven games in the 1997 World Series. In 1998, the Indians defeated the Boston Red Sox in the Division Series three games to one, and lost to the New York Yankees, the eventual 1998 World Series Champions, four games to two in the American League Championship Series.

PLAYER PERSONNEL

         The Club's player management strategy is to build and maintain a competitive team, while managing the player roster to reduce the uncertainties associated with salary arbitration and free agency. Generally, a MLB player with more than three years of major league service is eligible for binding salary arbitration, and a player with more than six years of major league service is eligible for free agency. The Club has not been to arbitration over a player's salary since 1991. Prior to eligibility for arbitration, a player's salary may be established by the club, subject to the MLB minimum. See " -- Major League Baseball -- Collective Bargaining Agreement -- Salary Arbitration and MLB Free Agency."

         MLB permits each team to have 40 players under contract but limits the active roster to 25 players from Opening Day through August 31. From September 1 through the end of the season, each team is permitted an active roster of 40 players.

PLAYER DEVELOPMENT

         In the past decade, the Company has built a player development and scouting system based on a program-wide applied approach to player evaluation, instruction and coaching. In addition to providing a source of talent for the Indians' major league roster, the Club's player development efforts also enhance its ability to obtain proven major league players in trades with other teams. The Indians employ 31 full-time scouts and several part-time scouts in their player development program. The scouts are evaluated in part by the success of the prospects they find. The Club also uses independent scouts who are paid a finders' fee for prospects.

         The Club's player development efforts are based on a standardized approach to the evaluation and development of player talent. The Club's staff of scouts is trained to assess and evaluate player talent consistently throughout the organization. In addition, the managerial and coaching staffs at all of the Club's minor league affiliates use instructional principles that are applied consistently at all levels of the Club's system. The Club's minor league system involves the establishment of an individual plan for every player in the system. The plan is intended to cover all aspects of player development, including mental and physical development and baseball fundamentals. The Company's player development program also includes the Winter Development Program, which brings minor league prospects to Cleveland in the off-season to better prepare young players for the transition to the major league level. Participants in the Winter Development Program receive intensive instruction in various baseball skills and conditioning methods. In addition, participants receive instruction in a number of off-field areas, including media and fan relations and financial planning.

         Players from Puerto Rico and Latin American countries are an important source of talent for the Indians and other MLB clubs. Players from countries other than the United States and Canada are not part of the MLB Rule 4 draft, and the Club can enter into contracts with these players subject to MLB rules. See "Major League Baseball -- Major League Rules -- Signing Players." The Indians sponsor baseball programs in the Dominican Republic and Venezuela in which coaches affiliated with the Club work to develop the skills of promising young players in those countries. The Indians have a full-time member of the front office who is fluent in Spanish and who works closely with Latin American prospects, the Club's minor league coaching staffs and other Indians personnel in order to promote the development of these players. The Club provides these prospects with instruction in the English language and assistance in adjusting to cultural differences between the United States and their native countries. The Indians also work with Club personnel in order to promote an understanding of cultural differences and to prevent these differences from adversely affecting player development.

         The Indians are affiliated with seven minor league teams of which they own two (the Burlington Indians and the Dominican Summer League Indians). No revenues are derived from the club-owned affiliates. A large portion of the expenses associated with all of the minor league teams, including player salaries, is paid by the Club.

MAJOR LEAGUE BASEBALL

TEAMS

         Major League Baseball is comprised of 30 baseball clubs. MLB clubs belong to either the American League or the National League. Each league currently has three divisions: the East, West and Central. The clubs are aligned as follows:

                                                           AMERICAN LEAGUE
------------------------------------------------------------------------------------------------------------------------------------
            AMERICAN LEAGUE EAST                        AMERICAN LEAGUE CENTRAL                       AMERICAN LEAGUE WEST
            --------------------                        -----------------------                       --------------------
Baltimore Orioles                             Chicago White Sox                            Anaheim Angels
Boston Red Sox                                Cleveland Indians                            Oakland Athletics
New York Yankees                              Detroit Tigers                               Seattle Mariners
Tampa Bay Devil Rays                          Kansas City Royals                           Texas Rangers
Toronto Blue Jays                             Minnesota Twins

                                                            NATIONAL LEAGUE
------------------------------------------------------------------------------------------------------------------------------------
            NATIONAL LEAGUE EAST                        NATIONAL LEAGUE CENTRAL                       NATIONAL LEAGUE WEST
            --------------------                        -----------------------                       --------------------
Atlanta Braves                                Chicago Cubs                                 Arizona Diamondbacks
Florida Marlins                               Cincinnati Reds                              Colorado Rockies
Montreal Expos                                Houston Astros                               Los Angeles Dodgers
New York Mets                                 Milwaukee Brewers                            San Diego Padres
Philadelphia Phillies                         Pittsburgh Pirates                           San Francisco Giants
                                              St. Louis Cardinals

REGULAR SEASON AND POST-SEASON PLAY

         During the regular season, which typically begins in late March or early April and extends to late September or early October, each MLB team is scheduled to play a total of 162 games. Half of the games are scheduled at home and half are scheduled away. For the most part, a club competes against other clubs in the same league during the regular season. However, a limited number of interleague games are scheduled for the 1999 season.

         At the end of the regular season, four clubs from each league compete in the Division Series. The clubs with the best season record in each division and the club in each league with the best season record of the remaining clubs in the respective league play a best-of-five series. The two winners of the Division Series in each league then compete against each other in the League Championship Series. Each League Championship Series is a best-of-seven series. The resulting American League Champion and National League Champion play in the World Series, which is a best-of-seven series.

MLB GOVERNANCE

         The American League and National League are governed by their own Constitutions. The leagues and their members are parties to a Major League Agreement, which establishes the Office of the Commissioner (the "Commissioner") and governs matters concerning MLB clubs (including voting rules, dispute resolution and administration). The members of each league elect the Commissioner, whose functions include serving as the chief executive officer of MLB, investigating complaints regarding MLB and regulating the conduct of teams, owners, coaches and players. The Commissioner has the power to impose sanctions, including fines and suspensions, for violations of MLB rules. The Major League Agreement also establishes an Executive Council, consisting of the Commissioner, the presidents of each league and four team representatives from each league, which has jurisdiction over various other matters, including the promotion of baseball and investigations into possible changes in how the game is played. Mr. Jacobs currently serves on the Executive Council.

         Under the terms of the Major League Agreement, various levels of member approval are required under certain circumstances, including in connection with the sale or relocation of a member. The Major League Agreement provides that members are prohibited from resorting to the courts to enforce or maintain rights or claims against other members, and all disputes must be submitted to the Commissioner for his determination, and such determination, when rendered, is final and binding. However, courts have not always dismissed lawsuits filed by members naming the leagues or their members as defendants. Accordingly, there can be no assurance that the Company will not be named as a defendant in lawsuits involving other MLB teams.

         The Indians play in the American League and are subject to its Constitution. The Constitution establishes a board of directors that generally supervises and manages the affairs and business of the league. The board consists of six league members and rotates membership, with two board members retiring and two board members coming on each year. Each member serves on the board for a three-year term and is off of the board for a four- or five-year period before returning. The President of the American League has governance and executive duties over the American League. The President is sole arbitrator over disputes among American League members and has final and binding determination regarding such matters.

RESTRICTIONS ON OPERATIONS

         By virtue of the Indians' membership in the American League, the Company and its personnel are bound by a number of rules, regulations, guidelines, bulletins, directives, policies and agreements of the Commissioner, the American League President, the MLB clubs collectively, the American League, MLB committees, Major League Baseball Enterprises, Inc., Major League Baseball Properties, Inc., Baseball Television, Inc. and any other entity owned by the MLB clubs collectively, including, without limitation, the American League Constitution, the Major League Agreement, the Major League Rules, the Collective Bargaining Agreement, the Ownership Guidelines and national telecast and radio broadcast agreements (each, as the same may now exist or be amended or adopted in the future, a "Governing Document").

         MLB requires that the Company submit to the Commissioner for approval, which may be withheld in the Commissioner's sole discretion, any agreement that might affect control of the team prior to execution of that agreement. Such agreements specifically include loan agreements, ballpark leases, television and radio rights agreements, concession agreements and any other agreement on any subject with a potential duration of five years or more. These agreements cannot be signed prior to the Commissioner's approval even if they, by their terms, are subject to such approval. Furthermore, should the Company decide or be required to relocate the Indians to another city, at least a 75% vote of the

American League members, and a majority vote of the members of the National League, must be obtained. If the relocation is to a city located within the same geographic area as an existing National League franchise, the minimum requisite affirmative vote of the National League members increases to 75%. The Governing Documents require that the Company be a single-purpose entity. Should management determine that it is beneficial to the Company to expand into other business areas, the expansion plan must be reviewed and approved by the Commissioner prior to being put into effect. The Governing Documents limit the amount of debt that may be secured by the assets of, or ownership interests in, an MLB club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club (or shareholder) under certain circumstances, including upon an event of default or foreclosure. MLB or the American League could in the future adopt different or additional restrictions which could adversely affect the shareholders.

CONTROL REQUIREMENT AND OWNERSHIP RESTRICTIONS

         The Ownership Guidelines require that Mr. Jacobs (or a group of no more than 20 individuals) maintain at least a 10% economic interest in the Company and at least 90% voting control of the Company at all times. Mr. Jacobs' beneficial ownership of Class B Common Shares satisfies both the economic interest and voting control requirements of the Ownership Guidelines.

         Any transfer of a controlling interest in a club must be submitted for review to an MLB ownership committee and requires approval by 75% of the members of the American League and a majority of the members of the National League. In addition, each MLB club must designate an individual who is accountable to the Office of the Commissioner for the Club's operation and its compliance with MLB rules and who is responsible for and empowered to make all club decisions. This requirement must be satisfied regardless of whether a club is owned in corporate or partnership form, and a change in the designated person constitutes a control interest transfer under the Governing Documents and, therefore, requires league approval. Mr. Jacobs serves in this capacity for the Indians.

         The Governing Documents contain limitations on the ownership by clubs and their owners, shareholders, officers, directors and employees of stock and other financial interests in other MLB clubs. In particular, any person acquiring more than a 5% interest in a publicly traded entity that owns a club must obtain approval of the Commissioner before making such acquisition. To ensure the Club's compliance with the Governing Documents, the Company's Amended and Restated Articles of Incorporation provide that no person (other than Mr. Jacobs) may beneficially own 5% or more of the Class A Common Shares without first receiving written approval from the Office of the Commissioner. The Amended and Restated Articles of Incorporation also require any person owning 5% or more of the Class A Common Shares to submit at the Company's request a statement stating such information as the Company may request in order to ensure compliance with the Articles of Incorporation and the Governing Documents. Failure by a holder of Class A Common Shares to comply with these provisions may result in a forced sale of such holder's interest or the repurchase of such interest by the Company. The Company's Amended and Restated Articles of Incorporation provide that the Company may redeem, at the lower of fair market value or cost, shares held by any person or entity who becomes the owner of 5% or more of the Company's shares without the approval of MLB.

AMERICAN LEAGUE ASSESSMENTS

         Each club in the American League is required to pay an annual assessment to the American League based on gate receipts net of local ticket taxes, if any. In recent years, the assessment has ranged from 2.5% to 3.5%. In 1998, the assessment was 3.0%, and the Company paid $1.7 million to the American League.

POST-SEASON RECEIPTS ALLOCATIONS

         The Governing Documents and the Collective Bargaining Agreement govern the allocation of gate receipts attributable to post-season play. The terms of the allocation depend on whether the Players Association decides to exercise its option to extend the Collective Bargaining Agreement for the 2001 season. If the agreement is extended, 60% of the total gate receipts of the first three games of the Division Series will be allocated to a players' pool. The remaining receipts from those games, and 100% of the gate receipts from the fourth and fifth games, if played, are split between the two competing teams net of the applicable league assessment and local taxes.
If the Players Association's option to exercise the Collective Bargaining Agreement for the 2001 season is not exercised, 80% (instead of 60%) of such receipts will be allocated to the players' pool for the 1997 through 2000 seasons. Until it is known whether or not the option is exercised, the amount representing the difference between 60% and 80% of such receipts is distributed by MLB to each team annually on a pro rata basis. Each team is obligated to maintain a fictional account for such amount plus interest, and if the option is not exercised, each team will be required to distribute the amount in that account to the Players Association following the 2000 season.

         In the League Championship Series, 60% of the net gate receipts of the first four games are allocated to the players' pool and 40% of such receipts are allocated to the competing teams. The net gate receipts from the remaining games, if any, are allocated according to each league. The American League allocates such receipts equally between the competing teams, net of the American League assessment. For the World Series, 60% of the net gate receipts from the first four games is paid to the players' pool, 15% is allocated to the Office of the Commissioner and the remainder is split between the competing teams and their respective leagues. Fifteen percent of net gate receipts from the remaining games, if any, are allocated to the Office of the Commissioner and the remainder is divided in four equal shares among the competing teams and their respective leagues.

COLLECTIVE BARGAINING AGREEMENT

         The Collective Bargaining Agreement became effective on January 1, 1997 and, with respect to certain provisions, was retroactive to the 1996 season. The Agreement expires on the later of October 31, 2000 or the day following the last game of the 2000 World Series, except that the Players Association has the unilateral option to extend the Agreement to October 31, 2001 or the day after the last game of the 2001 World Series, whichever is later.

         Revenue Sharing. The MLB clubs participate in a revenue sharing system, which is being phased in over a five-year period and will be fully implemented in the 2000 season. The revenue sharing rate, which applies to a club's net local revenue, was 12% in 1996 and 1997, was 16% in 1998, and will be 17% in 1999 and 20% in 2000. Net local revenue is defined in the Collective Bargaining Agreement as all revenue received by a team or a related party excluding any centrally-generated revenues of the club that are administered by MLB, such as revenues from the Major Leagues Central Fund and MLB Properties. In determining net local revenue, a club may deduct any expenses directly attributable to stadium operations and certain other specified expenses. Each club contributes the applicable percentage of its net local revenue to a pool. Once the pool is accumulated, 75% of it is re-distributed to the clubs equally on a pro rata basis. The remaining 25% is distributed to teams whose total revenue was below the average revenue for all clubs based on the extent to which that team's revenue was below the average. The Tampa Bay Devil Rays and the Arizona Diamondbacks, as expansion teams, are currently exempt from revenue sharing and will not participate until the 2000 season. The Company was a net payor under the revenue sharing system for the 1998 season and estimates that its final contribution will be $10.2 million. The Company contributed $7.2 million and $5.7 million for the 1997 and 1996 seasons, respectively.

         Luxury Tax. Pursuant to the Collective Bargaining Agreement, a club that has an actual club payroll for a season above a specified threshold minimum for that season may be subject to the luxury tax, but the threshold minimum is adjusted so that no more than five teams are required to pay the luxury tax in any season. The adjusted threshold minimum was $55.6 million for 1997, $70.3 million for 1998 and will be, unless further adjusted, $75.3 million for 1999. Actual club payroll is determined by adding the total compensation cost including cost of benefits, signing bonuses, performance bonuses and deferred compensation for each player the club has under a major league contract. Compensation amounts guaranteed under multi-year contracts are reported on the basis of an average annual value. The luxury tax rate for 1997 and 1998 is 35% and 34% for 1999. There is no luxury tax imposed in the 2000 season. The amount that is taxed is the difference between a club's total actual payroll and the threshold minimum. Proceeds collected from the luxury tax are used to fund revenue sharing or the Industry Growth Fund, which has a stated objective of promoting the growth of baseball throughout the world by enhancing fan interest and increasing the sport's popularity. In 1998 and 1997, the Indians paid $24,000 and $2.1 million, respectively, pursuant to the luxury tax.

         Salary Arbitration and MLB Free Agency. Certain player rights provided in the Collective Bargaining Agreement are determined by credited major league service. A player is credited for a day of major league service for each day of the baseball season that he is on a club's active roster. A total of 172 days of major league service constitutes a year. Under the Collective Bargaining Agreement, any club, or any player with a total of three or more (but less than six) years of major league service, may submit the issue of that player's salary to final and binding arbitration without the consent of the other party upon expiration of his then current contract. Those players with more than two years but less than three years of major league service are also eligible for arbitration if they fall within the top 17% of such players based on major league service. When a player completes six years of major league service and the term of his then current contract has expired, he becomes eligible for free agency. An eligible player may elect to become a free agent with respect to the following season by giving notice to the Players Association within a 15-day period beginning on the later of October 15 or the day following the last game of the World Series. Generally, once a player is a free agent, he has the right to negotiate and contract with any MLB club subject to his former team's right to offer, prior to December 7, to sign the free agent and arbitrate the contract salary amount. If the former club does not offer to arbitrate or the free agent does not accept the offer, the former club loses its rights to negotiate with or sign the free agent until the succeeding May 1. Clubs are compensated with draft choices if a ranking free agent signs with another club prior to December 7 or after his former club's offer to arbitrate. Additionally, a player who has at least three years of major league service and whose contract is assigned outright to a minor league team or a player whose contract is being assigned outright to a minor league team for the second or any subsequent time may reject the assignment and elect free agency. Prior to eligibility for arbitration, a player's salary may be established by the club subject to the MLB minimum base salary and maximum reduction rules.

MAJOR LEAGUE RULES

         The MLB clubs operate under the Major League Rules (the "Rules"). The Rules govern matters including drafting, signing and trading players, the minor league system and team and player conduct.

         MLB Draft System. Professional baseball conducts an annual draft of first year players referred to as the "Rule 4" draft each June. Eligible players are limited to those players who reside in the United States, Canada, Puerto Rico and other United States territories or possessions and who have not previously contracted with a major league or minor league club. A player eligible for the draft may be signed only after the selection meeting. The draft is limited to 50 rounds. The order of selection is based on the prior season overall win-loss record in the respective league excluding post-season games. Selections alternate between American League and National League clubs. The first selection is made by an American League club in odd-numbered years and by a National League club in even-numbered years.

         Signing Players. A club has the exclusive right to contract with the players it selects in the Rule 4 draft for a period of one year following the draft, subject to MLB's signing rules. If the drafting club has not signed the player, he may be eligible for the next Rule 4 draft. Generally, a player who is a high school student in the United States (including Puerto Rico and other United States territories and possessions) or Canada is not eligible to enter into a professional baseball contract during any period he is eligible to participate in high school athletics. Generally, once a player has attended a college class he is not eligible for selection in the draft again until he has completed his junior year or has withdrawn from college and remained out of college for a period of 120 days. A player who is not eligible for the draft because he is not a resident of the United States or Canada must be 17 years of age at the time of signing or will attain 17 years of age prior to the later of September 1 or the last day of the season for which the player has contracted.

         All player contracts for major league and minor league service are uniform agreements and there is a minimum salary for each level of play. Major league and minor league contracts can include certain additional provisions that establish performance incentives and provide benefits to the player. Generally, players selected by a club initially enter into a contract for minor league service. After three or four seasons in the minor leagues, depending on the player's age at the time he is drafted, if a player has not been put on a club's major league team 40-man roster, he is eligible to be selected by another major league club for its major league roster pursuant to the "Rule 5" draft. The Rule 5 draft is held each December. If a club selects a player in the Rule 5 draft, the selecting club must keep the player on its active 25-man roster for the entire next season. If the player is not kept on the active roster, the selecting club must obtain waivers from all other MLB clubs and offer the player back to his original team before the player may be assigned to a minor league affiliate of the selecting club.

         Reserve System. Each MLB club is required to maintain and file with the Commissioner a major league reserve list and a minor league reserve list for each of its minor league affiliates. A player on a club's major league or minor league reserve list is not eligible to play or negotiate with any other major league or minor league club unless that player's contract has been terminated or assigned. A club may reserve, and retain the rights to, a maximum of 40 players for its major league club, 38 players for a Class AAA club, 37 players for a Class AA club and 35 players for each Class A club and each Rookie League club. From Opening Day until August 31 of each season the maximum number of players allowed on a major league active list is 25, and from September 1 until the end of the season the maximum number is 40.

         Inactive Lists. Upon application to the Commissioner, a club may request that a player unable to play because of injury or illness be placed on a disabled list for a minimum period of 15 or 60 days based on the severity of the ailment. Players on the 15-day list count against the reserve list, but not against the active list, while players on the 60-day list do not count against either the reserve or active list. Players may be put on the voluntarily retired, restricted, disqualified or ineligible list and do not count against the reserve or active lists. Players put on the suspended list by the Commissioner count against both the active and reserve lists.

         Termination of Player Contracts. A club may unconditionally release a player from a major league contract at any time, subject to the player's contractual right to termination pay, if the Club has received waivers of that player's contract from all the other major league clubs. A waiver is permission granted for certain assignments or unconditional release of a major league player. Any other major league team may claim the player's contract for $1 if unconditional release waivers are requested. Once claimed, a released player has the option of terminating his contract or accepting the assignment to the major league team claiming such player. If more than one team in the same league makes a waiver claim, the contract will go to the club with the lowest standing in the win-loss records. If claims are made by clubs in different leagues, the contract will go to a club in the same league as the releasing club.

         Assignment of Player Contracts. A team may assign a player's contract to another major league club (for example, in connection with a trade with that club) or a minor league club subject to certain rights of the player and other clubs.

         A player with at least five years of major league service may not be assigned to a minor league club without his written consent. A player with at least five years of major league service at the time of the assignment of his contract and whose contract covers the next succeeding season may elect, at the conclusion of the season following the assignment, that his contract be assigned to another major league club, and he may specify not more than six clubs that are unacceptable to him for such assignment. If the club fails to assign the contract in accordance with the player's request, the player is eligible to become a free agent. Once a player's contract has been assigned pursuant to that player's request, he does not have the right to require another assignment or become a free agent until he has completed another three years of service. During the period beginning August 1 and ending on the last day of the season, waivers from other clubs must be obtained prior to any assignment to another major league club. A player with at least ten years of major league service, the last five of which have been with one club, may not be assigned to any club without his written consent.

         A major league player's contract may be assigned to a minor league club with options to recall that player for up to three seasons without obtaining waivers. Waivers are required for an optional assignment to the minor leagues if the player has three or more years of major league service. A club may only have an optional agreement in place for a player for three seasons, and the maximum number of optional agreements that any club can have in effect at one time is 16.

         If a major league club proposes to remove a player from its 40-man roster by making an outright assignment of that player's contract to a minor league team or to cancel a right to recall a player under an existing optional agreement, waivers are required. If a club is awarded the assignment of a contract pursuant to that club making a waiver claim, the consideration to be paid to the assignor club is established by agreement between the clubs, but may not be less than $20,000.

MLB PROPERTIES

         Major League Baseball Properties ("MLB Properties") was established in 1966 and markets and manages the licensing of the names, logos, uniforms, mascots, stadium names and other trademarks and intellectual property rights ("Marks") of all MLB clubs, the American League, the National League, MLB and MLB's special events (including All-Star and post-season games). Each club owns its own Marks and has appointed MLB Properties as its exclusive agent to license its Marks. Each club has the right to operate club-owned stores within a 200-mile radius of the team's home field. All of the Company's Indians Team Shops are located within the prescribed area. MLB Properties conducts licensing activities worldwide and enters into agreements to permit use of the Marks with corporate sponsors and manufacturers of retail products and media publishers and producers. MLB Marks are incorporated into advertising campaigns, featured in clothing and novelties and used in videos, motion pictures and print media. In addition to promoting MLB and MLB clubs, the activities of MLB Properties generate a significant amount of revenue. After payment of an agency commission to MLB Properties, the net revenues are distributed equally among the MLB clubs.

MAJOR LEAGUES CENTRAL FUND

         The Major Leagues Central Fund serves as a receipt and disbursement fund for certain transactions that are shared by the 30 MLB clubs. The Major Leagues Central Fund's primary sources of funds are national television (broadcast and cable) and radio broadcasting revenue. The Major Leagues Central Fund's excess of revenue over expenses is distributed to the clubs or used for specific purposes, as approved by the clubs.

         Currently, the Commissioner, as agent for the MLB clubs, has agreements with each of Fox Broadcasting Company, Fox Sports Net and The National Broadcasting Company, Inc. for the telecasting of Major League Baseball games through the 2000 season and agreements with ESPN, Inc., and Turner Broadcasting System, Inc. through the 2002 season. The agreements provide for the telecasting of a specified number of regular season games, the All-Star Game, the Division Series, the League Championship Series and the World Series.

         MLB has an agreement with ESPN Radio for broadcasting Major League Baseball games through the 2002 season. The agreement provides for the broadcasting of regular season games, the All-Star Game and post-season games. In addition, MLB clubs that have broadcast agreements with, or cable distribution through, cable "superstations" are obligated to contribute a portion of the revenues derived from those agreements to the Major Leagues Central Fund.

COMPETITION

         The Indians compete with other sports, entertainment and recreational activities for entertainment and advertising dollars. During portions of its season, the Indians face competition from professional basketball (the Cavaliers and the Rockers) and professional minor league hockey (the Cleveland Lumberjacks). Moreover, the City of Cleveland is currently building a new football-only stadium, and the Cleveland NFL franchise, the Cleveland Browns, is scheduled to begin play there in August 1999. The Cleveland Browns have an established and popular name, have a long-standing heritage in Cleveland and will have loyal fan support upon the opening of their 1999 season. The Indians also compete for attendance and advertising revenue with a wide range of other entertainment and recreational activities available in Northeastern Ohio. The Indians compete with other MLB teams to obtain the services of available players.

EMPLOYEES

         As of March 26, 1999, the Company employed 324 baseball personnel (including 223 players) and 114 non-baseball personnel on a full-time basis. The Company also employs approximately 1,459 part-time personnel, including ushers, novelty sales people, vendors and statisticians. At March 26, 1999, approximately 639 of the Company's part-time employees, in addition to players on the major league roster, were members of labor unions. The Company considers relations with its employees to be good.

ITEM 2. PROPERTIES

JACOBS FIELD

         The current home of the Indians is Jacobs Field, a baseball-only ballpark, which is part of the Gateway Sports and Entertainment Complex (the "Complex") in downtown Cleveland. The Complex contains Jacobs Field, which is leased to the Company, and Gund Arena, which is home of the Cleveland Cavaliers, a National Basketball Association franchise, the Cleveland Lumberjacks, a professional minor league hockey team, and the Cleveland Rockers, a women's professional basketball team.

         Jacobs Field was completed in 1994. Jacobs Field has 132 private suites which include a living area, wet bar and private bathroom, and covered seating with a premium view of the game. Of the total suites, 98 are leased by the Company to guests for four-year terms, 24 are leased on a ten-year, prepaid basis and ten suites are reserved for Club use. Depending on the size of the suite, each leaseholder must purchase at least eight to 12 tickets, with the option to purchase up to four additional tickets for each home game. The lease entitles suite guests access to the Club Seat Lounge, a full-service bar and lounge located inside the ballpark directly behind the club seats. Jacobs Field also contains three party suites, each with a seating capacity of 40, which are rented for single games. Jacobs Field also contains 2,063 club seats which offer larger seats, service of an extended menu of concessions and access to the Club Seat Lounge. Like the private suites, club seats are leased for various terms. Jacobs Field houses the Terrace Club, a full-service restaurant with a windowed, terraced view of the playing field. Club members pay an annual membership fee which entitles them to the right to book reservations for meals before or during each game. The Terrace Club is open to the public for lunch (except on days when the Indians have an afternoon home game). The Terrace Club, as well as a catering service, is available for private parties. Jacobs Field is also the location of the Company's executive offices.

CHAIN OF LAKES PARK

         The Indians' spring training facility is located in Winter Haven, Florida, and spring training home games are played at Chain of Lakes Park. The facility is owned by the city of Winter Haven and is available to the Company through October 31, 2003. The Company has four options to renew the use agreement for five-year terms. Revenues derived from sources similar to those derived at Jacobs Field, including ticket sales, concessions, advertising and media rights, are allocated between the Company and the city of Winter Haven.

OPERATING AGREEMENTS AND LEASES

         The Company and Gateway Economic Development Corporation of Greater Cleveland ("Gateway"), the Ohio non-profit corporation that owns the Complex, are parties to various agreements relating to Jacobs Field. Gateway leases to the Company the ballpark land and improvements pursuant to a Lease Agreement which excludes the baseball playing field and improvements thereon. The playing field portion of Jacobs Field is leased to the Company pursuant to a Ground Lease Agreement for which the Company pays nominal rent. Management of the ballpark facility is governed by a Management Agreement, while the rights and obligations of the parties regarding the common areas of the Complex are governed by a Common Area Maintenance Agreement. (The Lease Agreement, Ground Lease, Management Agreement and Common Area Maintenance Agreement are collectively referred to as the "Gateway Agreements.")

         The Management Agreement grants the Company the exclusive right to manage and operate Jacobs Field for an annual fee. The fee is equal to the sum of (i) one-third of any net main scoreboard advertising revenue in excess of $1,500,000 (adjusted each year for inflation) and (ii) one-quarter of any net special event revenue. Fees paid to Gateway pursuant to the Management Agreement were $230,000 in 1998, $193,000 in 1997 and $79,000 in 1996. Under the
Management Agreement, the Company is entitled to the exclusive right to operate all ballpark concessions, including operation of the Terrace Club and catering for the private suites and club seats, and is entitled to all revenues therefrom. The Company also has the exclusive right to sell and lease space for, and enter into agreements regarding, advertising in and around Jacobs Field. Gateway has the right to conduct special events at Jacobs Field if certain conditions are met, including establishing to the satisfaction of the Company that the event would not render the playing field unsuitable for the playing of baseball.

         The Gateway Agreements (excluding the Ground Lease) terminate upon the sooner of (i) the end of the year in which the 20th full season is played or
(ii) the retirement or discharge of all the stadium revenue bonds. The term of the Ground Lease is for 40 years following the initial season. Following termination of the Agreements, the Company must surrender the ballpark facility to Gateway. The Ground Lease and the Lease Agreement do not provide for an option by the Company to renew the agreement upon their expiration. Nevertheless, the Company believes it will be able to enter into a new lease agreement for the facility in 2014 under commercially reasonable and competitive terms. Pursuant to the Ground Lease, the Company has a leasehold interest in the playing field and the improvements thereon until the year 2034 and has received assurances from the City and County that they will commence discussions with the Company regarding a new lease agreement for Jacobs Field two years before the current lease has expired.

ITEM 3. LEGAL PROCEEDINGS

         The Company and MLB are involved in various lawsuits arising in the ordinary course of business. Management does not believe that the outcome of these matters will have a material adverse effect on the Company's financial condition, results of operations and cash flows

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Certain information relating to the executive officers of the Company is set forth in Item 10 of this Annual Report, which is hereby incorporated by reference.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON SHARES AND RELATED SHAREHOLDER MATTERS

(A) MARKET INFORMATION

         The Company's Class A Common Shares are traded on the Nasdaq National Market under the symbol "CLEV." The following table sets forth for the indicated periods the high and low market prices for the Class A Common Shares:

                                                            PRICE RANGE
                                                            -----------
Fiscal Year ended December 31, 1998                   HIGH               LOW
                                                      ----               ---
        Second Quarter (beginning June 4, 1998)      $15.250           $9.875
        Third Quarter                                $10.875           $6.188
        Fourth Quarter                                $8.375            5.375

(B) SHAREHOLDER INFORMATION

         As of March 26, 1999, there were 23,198 record holders of Class A Common Shares.

(C) DIVIDEND INFORMATION

         The Company has never paid, and does not anticipate paying in the foreseeable future, cash dividends on the Class A Common Shares.

ITEM 6. SELECTED FINANCIAL DATA

      The following table sets forth consolidated selected financial data for the Company and combined historical financial data for the combined operations of the Partnership and Ballpark Management Company (collectively, "Cleveland Indians Baseball Company Predecessor Group" or the "Predecessor Group"). The financial data should be read in conjunction with the Financial Statements and Notes thereto, included in a separate section at the end of this Annual Report, and with Management's Discussion and Analysis of Financial Condition and Results of Operations, included in Item 7 of this Annual Report.

                                           The Company                                Predecessor Group
                                      --------------------  -----------------------------------------------------------------------
                                                                                      Years ended December 31,           Year ended
                                         June 9, 1998 to    January 1, 1998 -----------------------------------------    October 31,
                                      December 31, 1998 (a) to June 8, 1998    1997           1996          1995 (c)     1994(b)(c)
                                      --------------------  --------------- -----------    ----------     -----------    -----------
Operating Data:
Total revenues                               $ 100,043        $44,509       $ 140,030       $ 114,197       $  97,651    $  59,281
Operating income (loss)                         22,152         (9,436)          8,217           7,733           7,022       (5,036)
Net income (loss)                                7,185         (9,658)         22,570          10,159           6,746       (4,886)

Earnings per share                               $1.12            N/A             N/A             N/A             N/A          N/A

                                                                              December 31,
                                             -------------------------------------------------------------------------   October 31,
                                                 1998                           1997            1996            1995          1994
                                             ------------                   ----------      ----------      ----------   -----------
Balance Sheet Data:
Total assets                                 $ 122,023                      $ 118,152       $  87,272       $  79,991    $  43,032
Long - term liabilities                         57,951                         47,393          33,458          26,182       25,671
Shareholders'/owners' equity (deficit)          (6,505)                        (2,550)         (8,310)        (14,537)     (18,431)

         (a) Note 1 to the Financial Statements describes the formation of the Company.

         (b) Includes the assets, liabilities and results of operations for the Predecessor as of October 31, 1994 and for the year then ended. The results of operations for the Predecessor for the two-month period ended December 31, 1994, which are not reflected in the above combined financial data, were as follows:

                          Revenues                          $    578
                          Operating loss                      (2,205)
                          Net loss                            (2,476)

         (c) A players' strike during 1995 and 1994 resulted in the cancellation of 18 games of the 1995 season and 45 games of the regular season and the entire post-season of 1994.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the Financial Statements and related Notes included in a separate section at the end of this Annual Report.

OVERVIEW

         Portions of Management's Discussion and Analysis of Financial Condition and Results of Operations include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify "forward looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant of such risks, uncertainties and other factors are:

            o  the control by Mr. Richard E. Jacobs of the Company

            o    the limited potential for further revenue growth
            o the Company's dependence on the competitive success of the baseball club
            o    the uncertainties relating to increases in players' salaries
            o    risks of labor difficulties
            o    a decline in the popularity of baseball
            o    the concentration of the Company's operations in one business

These and other risks, uncertainties and other factors are more fully described in the "Risk Factors" section of the final Prospectus dated June 4, 1998 relating to the Company's initial public offering. The Company undertakes no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

         Cleveland Indians Baseball Company, Inc., was formed to acquire the sole general partnership interest of, and controlling interest in, the Partnership. The historical financial information prior to June 9, 1998 includes the combined operations of the Predecessor Group. CIBC commenced operations on June 9, 1998 after completing an initial public offering of 4,000,000 Class A Common Shares. For financial reporting purposes, the operations for the year ended December 31, 1998 have been segregated between (a) the Predecessor Group and (b) CIBC and the Partnership on a consolidated basis (collectively, the "Company"). The Company has recorded operating income of $22.2 million for the period June 9, 1998 through December 31, 1998 and the Predecessor Group has recorded an operating loss of $9.4 million for the period January 1, 1998 through June 8, 1998.

         The Company recognizes the majority of its revenues as home games are played (i.e. net ticket sales, concessions and catering, private suite and club rentals and merchandise) and the most significant expense, major league team salaries, is recognized over the entire regular season. In order to fairly evaluate the 1998 operations of the Company, the operations for the Predecessor Group and the Company should be combined.

         The Company derives substantially all of its revenues from:

            o     Sales of tickets to home games
            o     Contracts with local broadcast organizations
            o     Food and beverage concession sales
            o     Premium seating rents
            o     Advertising and promotional sales
            o     Merchandise sales and royalties
            o     Participation in the Major Leagues Central Fund (MLCF)
            o     Parking and ancillary baseball related revenues.

If the Indians qualify for post-season play, incremental revenues are earned from similar sources.

         The Company's operations are seasonal, commencing with spring training camp that opens in mid-February and ending with the conclusion of the Major League Baseball regular season in late September or early October. If the Indians qualify for post-season playoffs, the team can play until the end of October, the duration of participation being contingent on continued winning at each level of post-season play (the Division, League Championship and World Series). For financial reporting purposes, the Company generally recognizes revenues and expenses on a game-by-game basis. Because the regular season begins in late March or early April, the first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on a typical MLB regular season schedule, approximately one-half of the revenues are recognized in the second quarter and the remainder in the third quarter, excluding MLCF revenues. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of the scheduling of post-season playoffs in any given year, revenue and expenses associated with post-season will generally be recognized in the third and fourth quarters depending upon when actual games are played.

         The Company receives a substantial portion of its receipts from the advance sale of regular season tickets and premium seating rents during the months of December and January, prior to the commencement of the MLB regular season in late March or early April. Season tickets and public single-game tickets are sold during this time period. Jacobs Field paid attendance during the regular season approximates 3.5 million fans, of which approximately 2.2 million are represented by season tickets.

         The Major League Baseball regular season schedule consists of 162 games, of which 81 are scheduled to be played at home and 81 are scheduled to be played on the road. During the 1998, 1997 and 1996 baseball seasons, the Indians participated in post-season play. The Indians played in ten post-season games in 1998, eighteen in 1997 and four in 1996. The Indians derive additional revenues and incur additional expenses from participation in post-season play. The results of post-season play, excluding the effect of revenue sharing, have been presented separately in the financial results.

RESULTS OF OPERATIONS

         The following discussion compares results from continuing operations of the Company and the Partnership on a consolidated basis (including the operations of the Predecessor Group) for the year ended December 31, 1998 and the results of operations of the Predecessor Group for the years ended December 31, 1997 and 1996.

Revenues

         The following table shows the components of revenues and the percentage increases and decreases.

                                                       (in thousands)                      % Inc(Dec)       % Inc(Dec)
                                          1998(a)            1997            1996            98 vs. 97       97 vs. 96
                                        -----------     -----------     -----------        -----------      -----------
Net ticket sales                         $  55,830       $  49,279       $  45,658              13%               8%
Local radio and television                  19,649          17,014          13,631              15               25
Concession and catering                     16,208          14,095          14,726              15               (4)
Private suite and club seat rentals          9,358           8,704           7,035               8               24
Advertising and promotion                    9,824           8,754           6,891              12               27
Merchandise                                 15,414          17,449          14,683             (12)              19
Major Leagues Central Fund                  16,416          15,505          12,369               6               25
Other                                        3,352           3,365           3,002               0               12
Post season                                  8,710          13,051           1,933             (33)             575
Provision for revenue sharing              (10,209)         (7,186)         (5,731)             42               25
                                        -----------     -----------     -----------        -----------      -----------
   Totals                                $ 144,552       $ 140,030       $ 114,197               3%              23%

(a) Includes the combined results of operations for the Company for the period June 9, 1998 to December 31, 1998 and the Predecessor Group for the period January 1, 1998 to June 8, 1998.

         Net ticket sales revenue is comprised of gross ticket revenues from regular season games, less City of Cleveland admissions tax and an American League assessment, plus net revenues derived from spring training and exhibition games. The 13%, or $6.6 million, increase in net ticket sales in 1998 is primarily due to a 12% increase in the average ticket price and a 2% increase in paid attendance. The 8%, or $3.6 million, increase in net ticket sales in 1997 is due to a 7% increase in the average ticket price and a 3% increase in paid attendance. The attendance is dependent on the number of separate paid events. There were 81, 80 and 79 paid events in 1998, 1997 and 1996, respectively.

         Local radio and television revenue increased 15% in 1998 compared to 25% in 1997. The $2.6 million increase in 1998 was primarily due to additional television broadcasting rights fees received of $1.5 million as a result of a contract extension. In addition, radio advertising sales increased $.7 million and other local television revenue increased $.3 million. In 1997, the increase of $3.4 million was primarily due to an increase in radio advertising sales of $1.2 million as the result of increases in advertising rates coupled with a significant increase in volume and an increase in local broadcast and cable television of $1.8 million due to higher incentive and advertising revenue from increased television ratings. In addition, a three-year contract extension with the flagship radio station entered into in 1997 included an annual base rights fee of $.8 million that was not included in the prior contract.

         Concession and catering income increased 15% in 1998. The $2.1 million increase was due primarily to increased consumer spending with the general food and beverage concessionaire influenced by favorable weather conditions. The 1997 concession and catering income decreased 4% primarily due to decreased consumer spending as a result of early season cold weather and reduced in-park attendance throughout the season.

         Revenue from private suite and club seat rentals includes lease income from the suites and club seats that are leased on three to five year terms as well as single game rentals of suites and Terrace Club memberships. The first group of suites and club seats were renewed after the 1996 season. The next group of suites and club seats come up for renewal for the 1999 season. Revenue from private suite and club seat rentals increased 8% in 1998 compared to 24% in 1997. The $.7 million increase in 1998 is primarily due to increased rental income from suites rented on a single game basis and an increase in the annual membership fees and number of members of the Terrace Club. The $1.7 million increase in 1997 was due to the increases in rental revenues associated with the renewal of 37 suites and 1,303 club seats at an average price increase of 24% and 15%, respectively, and increased rental income from suites rented on a single game basis.

         Advertising and promotions revenue increased 12% in 1998 compared to 27% in 1997. The $1.0 million increase in 1998 was primarily due to a $.9 million increase in ballpark advertising signage of which $.6 million was attributable to new signage and $.3 million was attributable to increased advertising rates. The $1.9 million increase in 1997 was primarily due to a $1.2 million increase in print advertising and promotional revenue and a $.6 million increase in ballpark advertising signage. Approximately $1.0 million was attributable to advertising rate increases and $.9 million was attributable to additional advertising volume with new and existing advertisers.

         Merchandise sales include all sales of Indians merchandise at the Indians Team Shops and Jacobs Field except for the Jacobs Field sales of merchandise at post-season games. Merchandise sales decreased 12% in 1998. This $2.0 million decrease is primarily attributable to the reduction in sales associated with not participating in the World Series in 1998. In 1997 merchandise sales increased 19% or $2.8 million due to the Indians participation in the 1997 World Series.

         The Major Leagues Central Fund was established by the Commissioner of Major League Baseball to collect certain revenues and to pay certain expenses that relate to the operations of Major League Baseball. These revenues and expenses are generally shared by the 30 major league baseball teams. The principal component of MLCF revenues is the Cleveland Indians share of national television and radio broadcasting fees. The 6% or $.9 million increase in MLCF revenues in 1998 is due to a $1.5 million distribution from the MLCF for a federal arbitration award relative to MLB cable television royalties for the years 1990 through 1992 offset by a decrease in national broadcasting revenue due to the addition of two expansion teams in 1998. The 25% or $3.1 million increase in 1997 is a result of negotiated contractual increases in national broadcasting rights fees.

         Post-season revenues include incremental revenues earned from net ticket sales, local radio and television fees, food and beverage concession sales, private suite rentals, Jacobs Field merchandise sales and League distributions from post-season games. These revenues are dependent on the number of post-season games played and the seating capacity and ticket pricing of the opponents' ballparks. The Cleveland Indians played in ten post-season games in 1998, eighteen in 1997 and four in 1996. The decrease in post-season revenues of $4.3 million in 1998 was primarily due to not participating in the 1998 World Series. The decrease in World Series revenues of $4.8 million was offset by a net increase in revenues from the Division and League Championship series in 1998. The increase of $11.1 million in 1997 is primarily due to the number of post-season games played.

         Major League Baseball member clubs participate in a revenue sharing system. Under the system, each club must contribute a percentage of its net local revenue to a revenue sharing pool. The revenue sharing rate was 16% in 1998 and 12% in 1997 and 1996. Once the pool is accumulated, it is re-distributed to the clubs on a basis that disproportionately benefits clubs with below average revenue. The Cleveland Indians have been a net payor under the revenue sharing system since inception. The increase of $3.0 million or 42% in 1998 is due to an increase in the revenue sharing rate coupled with an increase in net local revenue. The 25% or $1.5 million increase in 1997 is the result of significantly higher post-season revenues as well as increases in other revenue categories.

OPERATING EXPENSES

         The following table shows the components of operating expenses and the percentage increases and decreases.

                                                                                     % Inc (Dec)      % Inc (Dec)
                                         1998(a)        1997           1996          98 vs.  97        97 vs.  96
                                      -----------    -----------    -----------      -----------      -----------
Major league team                       $66,636        $66,085        $53,455             1%               24%
Player development                       11,540         10,536          8,889            10                19
Ballpark operations                      12,283         11,539         10,834             6                 7
Cost of merchandise sold                 11,269         12,982         11,692           (13)               11
Administrative and general               12,709         10,499          8,756            21                20
Major Leagues Central Fund                4,168          4,938          4,146           (16)               19
Advertising and promotion                 3,653          3,723          2,845            (2)               31
Post season                               3,336          6,252          1,309           (47)              378
Amortization of signing bonuses           4,412          3,630          3,212            22                13
  and player contracts
Depreciation and amortization             1,830          1,629          1,326            12                23
                                      -----------    -----------    -----------      -----------      -----------
  Totals                               $131,836       $131,813       $106,464             0%               24%

(a) Includes the combined results of operations for the Company for the period June 9, 1998 to December 31, 1998 and the Predecessor Group for the period January 1 , 1998 to June 8, 1998.

         Major league team operating costs include salaries of players' and coaches, the payroll luxury tax, travel costs, spring training, equipment and medical costs. These costs increased 1% in 1998. Included in the $.6 million increase is an increase in life and disability insurance costs of $1.3 million due to the signing of several multi-year player contracts, an increase in coaches salaries of $.3 million, an increase in workers' compensation expense of $.2 million and an increase in travel and other costs of $.8 million. These increases were offset by a decrease in the payroll luxury tax of $2.1 million. The payroll luxury tax was first effective for the 1997 season and is assessed on the five clubs with the highest actual payroll in accordance with the terms of the Collective Bargaining Agreement. The reduction in the tax for 1998 was due to the decline in the Indians ranking in taxable base compared to other teams. In 1997, the major league team operating expenses increased 24%. The $12.6 million increase included an increase in player salaries of $9.7 million primarily due to the signing of one player for $7.0 million as well as existing player contractual increases and normal player roster changes, a payroll luxury tax of $2.1 million, and an increase in travel and other costs of $.8 million.

         Player development costs include the scouting programs, the minor league and Latin America operations and other specialized development programs. These costs increased $1.0 million or 10% in 1998. Included in the increase is $.4 million of costs due to the addition of two specialty programs in Santo Domingo, Dominican Republic and San Felipe, Venezuela, $.2 million in increased scouting expenses due to the addition of two part-time and two full-time scouts, and $.8 million in minor league players' and coaches' salaries. Offsetting these increases is a decrease in workers' compensation costs of $.4 million. In 1997, these costs increased 19% or $1.6 million primarily due to a $.3 million increase in workers' compensation costs, a $.8 million increase in the costs associated with various minor league affiliates and specialized development programs, and a $.5 million increase in scouting costs due to the hiring of additional scouts.

         Ballpark operations include labor and ballpark supply costs, ticket services, scoreboard operations, broadcasting and ballpark rent. These expenses increased 6% in 1998. The $.7 million increase is due to a $.3 million increase in labor costs which is the result of increased staffing levels to improve customer service, an increase of $.3 million in broadcasting and an increase of $.1 million in credit card fees on ticket sales. The ballpark operating expenses for 1997 increased 7%. The $.7 million increase was primarily due to a $.4 million increase in credit card fees on ticket sales and increased ballpark rent of $.2 million.

         The cost of merchandise sold decreased 13% in 1998. This decrease of $1.7 million includes a $1.2 million decrease in the cost of merchandise due to reduced sales volume and a $.5 million decrease in operating costs as a result of closing six shopping center kiosks in June of 1997. The cost of merchandise sold increased in 1997 by 11%. This $1.3 million increase is due to increased sales volume and higher fixed expenses.

         Administrative and general expenses increased 21% in 1998 compared to 20% in 1997. The $2.2 million increase in 1998 was primarily due to $1.3 million of additional expenses attributable to operating as a public company. The additional costs include legal and accounting fees, quarterly and annual financial reports, and directors and officers liability insurance. In addition, front office salaries increased $.7 million and pension expense increased $.5 million. Administrative and general expenses increased $1.7 million in 1997 primarily due to front office salary increases and executive bonuses.

         Major Leagues Central Fund expenses allocated to the Cleveland Indians decreased 16% or $.8 million in 1998 primarily due to a decrease of $.6 million related to the administration of revenue sharing and the allocation of MLCF expenses to the two expansion teams that entered the league in 1998. In 1997 these expenses increased 19% or $.8 million due to increased expenses associated with the administration of the Office of the Commissioner of Major League Baseball and revenue sharing provided for in the Collective Bargaining Agreement.

         Advertising and promotion expenses decreased 2% in 1998 compared to an increase of 31% in 1997. The decrease of $.1 million in 1998 is due to the elimination of advertising expense associated with a 1997 advertising campaign. In 1997 the increase of $.9 million was due to the costs associated with a significant advertising campaign focused on increasing merchandise sales.

         Post-season expenses include major league team expenses, ballpark operations, cost of merchandise sold at Jacobs Field, advertising and promotion and general and administrative expenses related to the post-season games. Similar to post-season revenues, these expenses are effected by the number of post-season games. The $2.9 million decrease in post-season expenses in 1998 compared to 1997 is the result of the Indians playing eight fewer post-season games in 1998 compared to 1997. The increase of $4.9 million in post-season expenses in 1997 compared to 1996 is due the Indians playing fourteen more post-season games in 1997 than in 1996.

         The amortization of signing bonuses and player contracts results from the recognition of these expenses over the lives of the related player contracts. In 1998 amortization increased 22% or $.8 million. This increase was primarily due to the increased costs associated with extending certain players' contracts. In 1997 amortization increased 13% or $.4 million primarily due to the cost associated with the acquisition of one player in December 1996.

         Depreciation and amortization includes depreciation on fixed assets and amortization of the Club's membership in the American League and deferred lease costs. Depreciation and amortization increased 12% in 1998 and 23% in 1997. These increases were due to depreciation on additional capital expenditures made in 1998 and 1997.

OTHER INCOME AND EXPENSE

         Interest income includes interest on the loan to the general partner and earnings on cash equivalents and marketable securities. Interest income increased 12% or $.6 million in 1998. This increase was due to an increased return on investments offset by a reduction of interest income of $1.4 million on the loan to the general partner that was repaid in March 1998. In 1997, interest income increased 21% or $.8 million as the result of increases in the balances of the loan to the general partner of $12.2 million and funds from advance ticket sales and expansion proceeds.

         Interest expense is primarily interest incurred on the Major League Baseball Revolving Credit Agreement. The outstanding balance was increased by $12.2 million in June 1997. Interest expense increased $.4 million or 17% in 1998 due to the increase in the balance on the credit agreement. This increase was partially offset by a decrease in the interest rate due to the revised terms of the credit agreement in April 1998. In 1997, interest expense increased $.3 million or 13% primarily due to the increase in the outstanding balance on the credit agreement.

         In 1998, the Company incurred a net loss of $1.4 million on player transactions primarily due to a loss of $2.0 million on the trade of one player which required the Cleveland Indians to pay a portion of the traded player's 1998 salary. In 1997, there was a net gain of $2.7 million on player transactions which was primarily due to a gain of $3.0 million on the trade of one player. The gain on player transactions of $.6 million in 1996 is the result of the sale of one player's contract to a Japanese league.

         League expansion proceeds recognized in 1997 of $9.3 million represent the Cleveland Indians share of fees paid by two expansion groups to obtain expansion franchises in Major League Baseball. The two expansion teams began play in 1998.

         Minority interest represents the interest in the earnings of the Partnership that was not purchased and is not owned by the Company. For 1998, the minority interest of $11.6 million is 49% of the earnings since June 9, 1998, the date the Company commenced operations.

         The provision for income taxes represents the estimated tax on the Company's earnings at the applicable corporate income tax rates. For 1998, the provision for income taxes on earnings since June 9, 1998 was $4.8 million.

FOURTH QUARTER RESULTS

         Income before minority interest and provision for income taxes was $6.7 million for the fourth quarter of 1998 compared to $18.6 million for 1997. The decrease of $11.9 million was primarily due to the recognition of $9.3 million in expansion proceeds in the fourth quarter of 1997. In addition, not participating in the 1998 World Series resulted in a decrease in income from post-season of $1.3 million and profits on merchandise sales of $1.5 million. Other items effecting comparability between the quarters include the recognition of a gain on a player transaction of $2.6 million in 1997, recognition of additional television broadcasting rights fees of $1.5 million as a result of a contract extension in the fourth quarter of 1998, the reversal of the payroll luxury tax accrual of $2.1 million due to a change in the team's ranking in taxable base compared to other teams in 1998 and the recognition of a realized gain of $.6 million in November 1998 upon withdrawal from the pooled investment account.

LIQUIDITY AND CAPITAL RESOURCES

                                               1998             1997            1996
                                            ---------         --------       ---------
Sources of funds:
  Cash provided by operating activities       23,985           31,136           6,852
  Net sales of investments                    35,703
  Proceeds from expansion teams                                 5,215           1,786
  Contributions from general partner                                           13,900
  Net proceeds from financings                                 12,153           1,647
  Decrease in loan to partner                 35,500
                                            ---------         --------       ---------
                                              95,188           48,504          24,185
                                            ---------         --------       ---------
Uses of funds:
  Net purchases of investments                                 21,078          25,248
  Net expenditures for player contracts        4,410            4,843           2,535
  Capital expenditures                         1,800            1,699           2,701
  Distributions                               53,235            4,657           2,000
  Increase in loan to partner                                  12,153          15,832
  Other, net                                     192              996
                                            ---------         --------       ---------
                                              59,637           45,426          48,316
                                            ---------         --------       ---------
Net change in cash and cash equivalents       35,551            3,078         (24,131)

         The Company's principal source of cash historically has been cash provided from operating activities. Operating activities generated $24.0 million in 1998 compared to $31.1 million in 1997 and $6.9 million in 1996. The decrease in cash provided by operating activities of $7.2 million in 1998 was primarily due to a decrease in accounts payable and accrued liabilities and an increase in accounts receivable and accrued income. The increase in cash provided by operating activities of $24.3 million in 1997 was primarily due to an increase in deferred revenue of $18.5 million. The net increase in cash and cash equivalents of $35.6 million in 1998 was primarily due to the withdrawal of funds from the pooled investment account and reinvesting the amount primarily in instruments classified as cash equivalents rather than investments. In addition, during 1998, the Partnership made distributions to its Partners of $53.2 million and received repayment of a loan to its general partner of $35.5 million.

         The majority of the Company's current liabilities at December 31, 1998 and 1997 were deferred revenues that consist primarily of advance ticket sales which the Company satisfies by playing its regular season home games.

         Under the terms of the Major League Credit Facility, certain MLB clubs, including the Cleveland Indians, have the ability to obtain financing on a revolving credit basis. The obligations under the Major League Credit Facility are non-recourse to the Partnership, and the obligations to repay advances for the benefit of the Partnership are secured by the rights of the Partnership to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB Properties. In connection with the Major League Credit Facility, the Indians have assigned their rights to receive their share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The facility expires on the earlier of April of 2001 or voluntary termination by the MLB Trust. As of December 31, 1998, the interest rate on the amounts borrowed on the facility, which is based on LIBOR plus a program fee of .35% was 5.51%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to commitment and other fees, which amounted to $.1 million in 1998. Unless the facility is renewed by the parties, upon expiration, the outstanding borrowings convert into a four-year term loan with a principal repayment schedule as follows: 15% in the first year, 20% in the second, 25% in the third and 40% in the fourth and final year. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Indians will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

         Until 1998, the Predecessor Group had historically borrowed the full amount available to it under the Major League Credit Facility and in turn loaned the proceeds to CBC, the Partnership's general partner. In March 1998, the Partnership distributed $49.2 million to its partners and CBC repaid its $35.5 million debt to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Company remains obligated to repay the amounts borrowed under the credit facility. The Major League Credit Facility currently provides the Company with an aggregate availability of $45.0 million, of which $9.5 million was available at December 31, 1998.

         The Company maintained a line of credit with Key Bank N.A. which provided aggregate availability of up to $9.0 million. The line of credit matured on November 1, 1998 and was extended to February 28, 1999. There were no borrowings outstanding on the line as of December 31, 1998 and the Company did not renew the line when it expired in February 1999.

         The Company's ability to incur additional indebtedness is limited by applicable provisions of the agreements that govern all MLB clubs, which limit the amount of debt that may be secured by the assets of, or ownership interests in, an MLB club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club under certain circumstances, including upon an event of default or foreclosure. The consent of MLB is also required prior to the issuance of any additional debt or equity securities by the Company. In addition, MLB clubs may not incur indebtedness in an amount in excess of two-thirds of the value of their assets calculated in accordance with MLB rules.

         The Company has significant commitments under its contracts with players and other personnel, aggregating $190.7 million as of February 25, 1999, including $121.8 million scheduled for payment in 1999 and 2000. Since February 25, 1999 additional signings increased the total commitments by $33.9 million. The Company's commitments under all multi-year contracts and some single-year contracts are guaranteed, even if the player's contract is terminated or if the player is physically unable to perform due to death, injury or illness. The Company's obligations under non-guaranteed single-year contracts are payable if the player's contract is terminated for performance reasons or due to disability resulting directly from injury sustained in the course and within the scope of his employment, but are otherwise not guaranteed. The Company carries life insurance to fully insure its obligations under the contracts for the 25 man major league roster. As of March 26, 1999, the Company also carried disability insurance in the aggregate amount of $132 million for players under multi-year contracts. The disability benefits are generally payable after 90 days of a player's disability and are subject to specified pre-existing conditions.

         The Company's capital expenditure budget for 1999 is approximately $1.3 million. The budget anticipates expenditures for facility and equipment improvements.

         The Company believes that it will generate sufficient cash flows from operations, in addition to existing working capital and availability on its credit facility, to meet its short term and long term requirements for capital and acquisition of player contracts.

YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

         The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans to complete the testing and modification of all significant hardware and software applications by September 30, 1999. The estimated cost to address Year 2000 issues is .3 million, which is being funded through operating cash flows, and in the opinion of management will not have a material impact on the Company's business, operations or financial condition. The cost of the project and the date on which the Company believes it will substantially complete the Year 2000 modifications are based on management's best estimates, which were derived from numerous assumptions of future events, including the continued availability of computer programming expertise and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

         Based on the Company's assessment of the readiness of its own systems and those of significant third parties, it has and will continue to develop contingency plans that address critical functions such as ticketing and merchandising. In the event additional information comes to the Company's attention which would change its current assessment, it will consider the need for additional contingency plans at that time. In addition, as the primary operations of the Company will not begin until late March or early April of 2000, with the commencement of the MLB regular season, the Company believes adequate time will be available, if necessary, to ensure alternative plans can be developed, assessed and implemented prior to the Year 2000 issue having any unforeseen significant negative impact on most of its principal operations.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is required to be adopted in years beginning after June 15, 1999. The Statement will require the recognition of all derivatives on the balance sheet at fair value. The Company is currently evaluating the potential impact of this Statement, but management does not believe that the adoption of this Statement will have a significant effect on its results of operations or financial position.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company measures its market risk, related to its holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. The Company used current market rates on its debt to perform the sensitivity analysis.

         The Company's primary interest rate exposures relate to its cash, marketable securities, short-term investments and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company.

ITEM 8. CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this Item 8 is included in a separate section at the end of this Annual Report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         In accordance with General Instruction G(3) to Form 10-K, the information called for in this Item 10 relating to the directors of CIBC is incorporated herein by reference to the Proxy Statement under the caption "Election of Directors."

         The following sets forth certain information concerning the executive officers of CIBC. Executive officers serve at the pleasure of the Board of Directors, subject to the terms of their employment agreements.

NAME                    AGE     POSITION WITH COMPANY
----                    ---     ---------------------
Richard E. Jacobs....   73      Chairman of the Board,
                                President and Chief Executive Officer
John H. Hart.........   50      Executive Vice President and General Manager
Dennis Lehman........   47      Executive Vice President, Business
Mark A. Shapiro......   31      Vice President, Baseball Operations and
                                Assistant General Manager
Jeffry L. Overton....   42      Vice President, Marketing and Communications
Kenneth E. Stefanov..   41      Vice President, Finance
David W. Pancoast....   57      Secretary
Anthony W. Weigand...   61      Treasurer

         Richard E. Jacobs has been Chairman of the Board, President and Chief Executive Officer of CIBC since it began operations in June 1998. Since 1986, Mr. Jacobs has been Chairman of the Board, President and Chief Executive Officer of the Partnership. Mr. Jacobs is also Chairman of the Board, Chief Executive Officer and President of CBC, the sole limited partner of the Partnership, and Chairman of the Board and Chief Executive Officer of The Richard E. Jacobs Group Inc., a real estate management and development company ("The Jacobs Group").

         John H. Hart has been Executive Vice President and General Manager of CIBC since it began operations. Mr. Hart has been Executive Vice President since 1993 and General Manager of the Partnership since 1991.

         Mark A. Shapiro has served as Vice President, Baseball Operations and Assistant General Manager of CIBC and the Partnership since March 10, 1999. From June 1998 to March 10, 1999, Mr. Shapiro was Director, Minor League Operations of CIBC. From January 1994 to March 10, 1999, he served as Director, Minor League Operations of the Partnership.

         Dennis Lehman has been Executive Vice President, Business of CIBC since it began operations. Since 1993, Mr. Lehman has been Executive Vice President, Business of the Partnership.

         Jeffry L. Overton has been Vice President, Marketing and Communications of CIBC since it began operations. Since 1989, Mr. Overton has been Vice President, Marketing and Communications of the Partnership.

         Kenneth E. Stefanov has been Vice President, Finance of CIBC since it began operations. Since 1995, he has served as Vice President, Finance of the Partnership.

         David W. Pancoast has been Secretary of CIBC it began operations. Mr. Pancoast is also General Counsel and Secretary of The Jacobs Group.

         Anthony W. Weigand has been Treasurer of CIBC since it began operations. Mr. Weigand is also Vice President and Treasurer of The Jacobs Group. From 1975 to 1997, Mr. Weigand served as Chief Financial Officer of The Jacobs Group.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item 11 is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item 12 is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIP AND RELATED TRANSACTIONS

         The information required by this Item 13 is incorporated to the section entitled "Certain Relationships and Related Transactions" in the Proxy Statement.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)(1)   FINANCIAL STATEMENTS

         The following financial statements of Cleveland Indians Baseball Company, Inc. and Cleveland Indians Baseball Company Predecessor Group and the Independent Auditors' Report are included in a separate section at the end of this Annual Report:

         Independent Auditors' Report .....................................F-2

         Consolidated Balance Sheet of Cleveland Indians
         Baseball Company, Inc. as of December 31, 1998 and
         Combined Balance Sheet of Cleveland Indians Baseball
         Company Predecessor Group as of December 31, 1997 ................F-3

         Consolidated Statement of Operations of Cleveland
         Indians Baseball Company, Inc. for the Period June 9,
         1998 to December 31, 1998, and the Combined Statements
         of Operations of Cleveland Indians Baseball Company
         Predecessor Group for the Period January 1, 1998 to
         June 8, 1998 and for the Years Ended December 31, 1997
         and 1996 .........................................................F-4

         Consolidated Statement of Shareholders' Equity
         (Deficit) of Cleveland Indians Baseball Company, Inc.
         for the Period June 9, 1998 to December 31, 1998, and the Combined Statements of Owners' Equity (Deficit) of
         Cleveland Indians Baseball Company

            Predecessor Group for the Period January 1, 1998 to
            June 8, 1998 and for the Years Ended December 31, 1997
            and 1996 ......................................................F-5

            Consolidated Statement of Cash Flows of Cleveland
            Indians Baseball Company, Inc. for the Period June 9,
            1998 to December 31, 1998, and the Combined Statements
            of Cash Flows of Cleveland Indians Baseball Company
            Predecessor Group for the Period January 1, 1998 to
            June 8, 1998 and for the Years Ended December 31, 1997
            and 1996 ......................................................F-6

            Notes to Consolidated and Combined Financial Statements
            for the Years Ended December 31, 1998, 1997 and 1996 ..........F-7

(A)(2)   FINANCIAL STATEMENT SCHEDULES

         All financial statement schedules have been omitted as not applicable or because the required information is included in the Financial Statements or the notes thereto.


(A)(3)   EXHIBITS

     Exhibit No.                          Description
     -----------                          -----------

         3.1      Amended and Restated Articles of Incorporation of the Company.
                  (1)

         3.2      Code of Regulations of the Company. (1)

         4.1      Form of Share Certificate for Class A Common Shares. (1)

         4.2      Form of Share Certificate for Class B Common Shares. (1)

         10.1 Basic Agreement between the American League, the National League and the Players Association dated December 7, 1996 (the Collective Bargaining Agreement). (1)

         10.2 Lease Agreement between Gateway and the Partnership dated July 3, 1991. (1)

         10.3 Ground Lease Agreement between Gateway and the Partnership dated July 3, 1991. (1)

         10.4 Management Agreement between Gateway and Ballpark Management dated July 3, 1991. (1)

         10.5 Common Area Maintenance Agreement between Gateway, the Partnership and Ballpark Management dated July 31, 1991. (1)

         10.6 Amended and Restated Use Agreement by and between the City of Winterhaven, Florida and the Partnership dated October 15, 1993, as amended. (1)

         10.7 Club Trust Revolving Credit Agreement among Major League Baseball Trust, Fleet Bank and the Club Trusts, dated April 17, 1998. (1)

         10.8 Ratification Agreement among Indians Club Trust and Fleet National Bank, dated April 17, 1998. (1)

         10.9 Club Trust Pledge and Security Agreement between Indians Club Trust and Major League Baseball Trust dated April 17, 1998.
                  (1)

         10.10 Transfer Agreement between the Partnership and Indians Club Trust, dated May 22, 1992. (1)

         10.11 Amendment and Confirmation of Transfer Agreement between the Partnership and Indians Club Trust dated June 28, 1996. (1)

         10.12 Cleveland Indians Baseball Company, Inc. Long-Term Incentive Plan. (1)(2)

         10.13 Form of Indemnification Agreement between the Company and each of its Directors. (1)

         10.14 Form of Indemnification Agreement between the Company and each of its executive officers. (1)

         10.15 Second Amendment and Confirmation of Transfer Agreement between the Partnership and Indians Club Trust, dated April 17, 1998. (1)

         10.16 First Amended and Restated Agreement of Limited Partnership of the Partnership. (1)

         10.17 Second Amendment to the Club Trust Reducing Revolving Credit Agreement and the Club Trust Pledge and Security Agreement dated May 27, 1997. (1)

         10.18 Cleveland Indians Baseball Company, Inc. Directors' Deferred Compensation Plan. (1)

         10.19    Employment Agreement between the Company and John Hart. (1)(2)

         10.20    Employment Agreement between the Company and Dennis Lehman.
                  (1)(2)

         10.21    Employment Agreement between the Company and Jeff Overton.
                  (1)(2)

         10.22    Employment Agreement between the Company and Ken Stefanov.
                  (1)(2)

         10.23 Employment Agreement between the Company and Dan O'Dowd, as amended. (2)

         27.1     Financial Data Schedule

---------------------
         (1) Incorporated by reference from the Company's Registration Statement on Form S-1 (Registration No. 333-49357), as amended.

         (2)   Management contract or compensation plan or arrangement.


(B) REPORTS ON FORM 8-K

    None.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:  March 30, 1999                   CLEVELAND INDIANS BASEBALL COMPANY, INC.


                                        By: /s/ Richard E. Jacobs
                                           -------------------------------------
                                           Richard E. Jacobs
                                           Director, Chairman of the Board of
                                           Directors and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                Date
---------                   -----                                ----


/s/ Richard E. Jacobs       Chairman of the Board, President,    March 30, 1999
--------------------------- Chief Executive Officer and Director
Richard E. Jacobs           (principal executive officer)



/s/ Kenneth E. Stefanov     Vice President, Finance              March 30, 1999
--------------------------- (principal financial officer and
Kenneth E. Stefanov         principal accounting officer)



/s/ Martin J. Cleary        Director                             March 30, 1999
---------------------------
Martin J. Cleary


/s/ Robert W. Brown, M.D    Director                             March 30, 1999
---------------------------
Robert W. Brown, M.D


/s/ Raymond P. Park         Director                             March 30, 1999
---------------------------
Raymond P. Park


/s/ Edward G. Ptaszek, Jr.  Director                             March 30, 1999
---------------------------
Edward G. Ptaszek, Jr.


/s/ William B. Summers, Jr. Director                             March 30, 1999
---------------------------
William B. Summers, Jr.

INDEX TO FINANCIAL STATEMENTS

Independent Auditors' Report ...............................F-2


Consolidated Balance Sheet of Cleveland Indians
Baseball Company, Inc. as of December 31, 1998 and
Combined Balance Sheet of Cleveland Indians Baseball
Company Predecessor Group as of December 31, 1997 ..........F-3

Consolidated Statement of Operations of Cleveland
Indians Baseball Company, Inc. for the Period June 9,
1998 to December 31, 1998, and the Combined Statements
of Operations of Cleveland Indians Baseball Company
Predecessor Group for the Period January 1, 1998 to
June 8, 1998 and for the Years Ended December 31, 1997
and 1996 ...................................................F-4

Consolidated Statement of Shareholders' Equity
(Deficit) of Cleveland Indians Baseball Company, Inc.
for the Period June 9, 1998 to December 31, 1998, and
the Combined Statements of Owners' Equity (Deficit) of
Cleveland Indians Baseball Company Predecessor Group for
the Period January 1, 1998 to June 8, 1998 and for the
Years Ended December 31, 1997 and 1996 .....................F-5

Consolidated Statement of Cash Flows of Cleveland
Indians Baseball Company, Inc. for the Period June 9,
1998 to December 31, 1998, and the Combined Statements
of Cash Flows of Cleveland Indians Baseball Company
Predecessor Group for the Period January 1, 1998 to
June 8, 1998 and for the Years Ended December 31, 1997
and 1996 ...................................................F-6

Notes to Consolidated and Combined Financial Statements
for the Years Ended December 31, 1998, 1997 and 1996 .......F-7

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholders of Cleveland Indians Baseball Company, Inc.
Cleveland, Ohio

We have audited the accompanying consolidated balance sheet of Cleveland Indians Baseball Company, Inc. (the "Company") as of December 31, 1998 and the combined balance sheet of Cleveland Indians Baseball Company Predecessor Group (the "Predecessor Group") as of December 31, 1997, and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for the period June 9, 1998 to December 31, 1998 for the Company and the related combined statements of operations, owners' equity (deficit) and cash flows for the period January 1, 1998 to June 8, 1998 and for the years ended December 31, 1997 and 1996 for the Predecessor Group. These financial statements are the responsibility of the management of the Company. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated and combined financial statements present fairly, in all material respects, the financial position of Cleveland Indians Baseball Company, Inc. as of December 31, 1998 and Cleveland Indians Baseball Company Predecessor Group as of December 31, 1997, and the consolidated results of operations and cash flows of the Company for the period June 9, 1998 to December 31, 1998 and the combined results of operations and cash flows for the Predecessor Group from January 1, 1998 to June 8, 1998 and the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP

Cleveland, Ohio
February 25, 1999

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

                    CONSOLIDATED AND COMBINED BALANCE SHEETS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                              THE
                                                                             THE           PREDECESSOR
                                                                           COMPANY           GROUP
                                                                           -------           -----
                                                                                 DECEMBER 31,
                                                                            1998              1997
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                              $  39,283       $   3,732
   Marketable securities                                                     13,287              --
   Investments                                                                3,783          57,909
   Receivables and accrued income                                             9,421           7,867
   Merchandise inventories                                                    1,207           1,568
   Prepaid expenses and other current assets                                  2,969           5,040
   Deposit for grievance settlement (Note 14)                                 9,589           9,079
                                                                          ---------       ---------
       Total current assets                                                  79,539          85,195

FIXED ASSETS:
   Leasehold improvements, furniture and fixtures
     and other equipment, at cost                                             8,969           7,685
   Less accumulated depreciation and amortization                             3,387           2,757
                                                                          ---------       ---------
       Total fixed assets, net                                                5,582           4,928

PREPAID SIGNING BONUSES AND PLAYER
   CONTRACTS (Net of accumulated amortization)                               10,590          10,743

INTANGIBLE ASSETS (Net of accumulated amortization) (Note 3)                 10,383          11,048

DEFERRED TAXES (Note 7)                                                       3,960              --

OTHER ASSETS (Notes 10 and 12)                                               11,969           6,238
                                                                          ---------       ---------

TOTAL                                                                     $ 122,023       $ 118,152
                                                                          =========       =========

LIABILITIES AND SHAREHOLDERS' AND OWNERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:

   Accounts payable and accrued liabilities (Note 6)                      $  10,961       $  15,359
   Deferred revenue                                                          48,829          41,375
   Current portion of long-term debt (Note 8)                                   448           7,496
   Reserve for players' grievance damages (Note 14)                           9,589           9,079
   Income taxes payable (Note 7)                                                750              --
                                                                          ---------       ---------
       Total current liabilities                                             70,577          73,309

LONG-TERM LIABILITIES (Note 8)                                               57,951          47,393

COMMITMENTS AND CONTINGENCIES (Notes 10, 14 and 15)

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, without par value; 1,000,000 shares authorized;
     no shares issued and outstanding                                            --              --
   Class A common shares, without par value; 27,000,000 shares
     authorized; 4,139,376 shares issued and outstanding                     55,800              --
   Class B common shares, without par value; 3,000,000 shares
     authorized; 2,283,957 shares issued and outstanding                      5,125              --
   Additional paid-in capital                                                 4,700              --
   Retained earnings (deficit)                                              (72,130)             --

OWNERS' EQUITY (DEFICIT)                                                         --          32,950
   Loan to general partner (Note 5)                                              --         (35,500)
                                                                          ---------       ---------
       Total shareholders' equity (deficit)                                  (6,505)         (2,550)
                                                                          ---------       ---------
TOTAL                                                                     $ 122,023       $ 118,152
                                                                          =========       =========


See notes to consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

                                                                  THE COMPANY              THE PREDECESSOR GROUP
                                                                  -----------              ---------------------
                                                                 PERIOD JUNE 9,        PERIOD                     YEARS
                                                                    1998 TO          JANUARY 1,                    ENDED
                                                                  DECEMBER 31,        1998 TO                   DECEMBER 31,
                                                                      1998          JUNE 8, 1998          1997               1996
REVENUES:
   Net ticket sales                                               $    36,582       $    19,248       $    49,279       $    45,658
   Local radio and television                                          12,338             7,311            17,014            13,631
   Concession and catering (Note 11)                                   10,916             5,292            14,095            14,726
   Private suite and club seat rentals                                  6,198             3,160             8,704             7,035
   Advertising and promotion                                            6,540             3,284             8,754             6,891
   Merchandise                                                          9,874             5,540            17,449            14,683
   Major Leagues Central Fund (Note 4)                                 14,210             2,206            15,505            12,369
   Other (primarily Major League Baseball Properties)                   1,843             1,509             3,365             3,002
   Post-season (Note 18)                                                8,710                --            13,051             1,933
   Provision for revenue sharing (Note 17)                             (7,168)           (3,041)           (7,186)           (5,731)
                                                                  -----------       -----------       -----------       -----------
       Total revenues                                                 100,043            44,509           140,030           114,197
                                                                  -----------       -----------       -----------       -----------
OPERATING EXPENSES:
   Major league team (Note 17)                                         38,256            28,380            66,085            53,455
   Player development                                                   6,299             5,241            10,536             8,889
   Ballpark operations (Note 16)                                        7,084             5,199            11,539            10,834
   Cost of merchandise sold                                             7,125             4,144            12,982            11,692
   Administrative and general (Note 16)                                 7,595             5,114            10,499             8,756
   Major Leagues Central Fund (Note 4)                                  2,599             1,569             4,938             4,146
   Advertising and promotion                                            1,912             1,741             3,723             2,845
   Post-season (Note 18)                                                3,336                --             6,252             1,309
   Amortization of signing bonuses and player contracts                 2,633             1,779             3,630             3,212
   Depreciation and amortization                                        1,052               778             1,629             1,326
                                                                  -----------       -----------       -----------       -----------
       Total operating expenses                                        77,891            53,945           131,813           106,464
                                                                  -----------       -----------       -----------       -----------

OPERATING INCOME (LOSS)                                                22,152            (9,436)            8,217             7,733

OTHER INCOME (EXPENSE):
   Interest income:
     Affiliate (Note 5)                                                    --               595             2,023             1,733
     Other                                                              2,667             1,978             2,649             2,122
   Interest expense                                                    (1,490)           (1,191)           (2,301)           (2,045)
   Gain (loss) on player transactions                                     249            (1,604)            2,696               616
   League expansion proceeds (Note 9)                                      --                --             9,286                --
                                                                  -----------       -----------       -----------       -----------

INCOME (LOSS) BEFORE MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                                          23,578            (9,658)           22,570            10,159

MINORITY INTEREST                                                     (11,553)               --                --                --

PROVISION FOR INCOME TAXES                                             (4,840)               --                --                --
                                                                  -----------       -----------       -----------       -----------
NET INCOME (LOSS)                                                 $     7,185       $    (9,658)      $    22,570       $    10,159
                                                                  ===========       ===========       ===========       ===========

BASIC AND DILUTED EARNINGS PER SHARE                              $      1.12
                                                                  ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES                            6,423,333
                                                                  ===========

See notes to consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

             CONSOLIDATED AND COMBINED STATEMENTS OF SHAREHOLDERS'
                          AND OWNERS' EQUITY (DEFICIT)

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                               THE COMPANY
                                        ---------------------------------------------------------------------------------
                                                NUMBER OF
                                                 COMMON                      COMMON             ADDITIONAL       RETAINED
                                                 SHARES                      SHARES               PAID-IN        EARNINGS
                                        ------------------------     ---------------------        CAPITAL        (DEFICIT)
                                         CLASS A        CLASS B      CLASS A      CLASS B
BALANCE, JANUARY 1, 1996
   Contributions
   Distributions
   Loan to general partner
   Net income


BALANCE, DECEMBER 31, 1996
   Distributions
   Loan to general partner
   Net income


BALANCE, DECEMBER 31, 1997
   Distributions to partners
   Repayment of loan to general partner
   Net loss for period January 1, 1998
     through June 8, 1998
   Sale of common shares net of
     offering costs                      4,133,333                   $ 55,800
   Issuance of common shares in
     exchange for contribution of
     interests                               6,043     2,283,957          --      $  5,125
   Acquisition of interest in
     Operating Partnership                     --            --           --           --        $   4,700      $  (55,800)
   Reclassification adjustment                 --            --           --           --              --          (31,033)
   Restoration of minority
     deficit (Note 2)                          --            --           --           --              --            7,518
   Net income for period June 9, 1998
     to December 31, 1998                      --            --           --           --              --            7,185
                                        ----------    ----------     --------     --------       ---------      ----------

BALANCE, DECEMBER 31, 1998               4,139,376     2,283,957     $ 55,800     $  5,125       $   4,700      $  (72,130)
                                        ==========    ==========     ========     ========       =========      ==========
                                                  THE PREDECESSOR
                                                       GROUP
                                            ----------------------------
                                                                                  TOTAL
                                             OWNERS'           LOAN TO        SHAREHOLDERS'
                                             EQUITY            GENERAL           EQUITY
                                            (DEFICIT)          PARTNER          (DEFICIT)

BALANCE, JANUARY 1, 1996                    $  (7,022)      $  (7,515)        $  (14,537)
   Contributions                               13,900             --              13,900
   Distributions                               (2,000)            --              (2,000)
   Loan to general partner                        --          (15,832)           (15,832)
   Net income                                  10,159             --              10,159
                                            ---------       ---------         ----------

BALANCE, DECEMBER 31, 1996                     15,037         (23,347)            (8,310)
   Distributions                               (4,657)            --              (4,657)
   Loan to general partner                        --          (12,153)           (12,153)
   Net income                                  22,570             --              22,570
                                            ---------       ---------         ----------

BALANCE, DECEMBER 31, 1997                     32,950         (35,500)            (2,550)
   Distributions to partners                  (49,200)            --             (49,200)
   Repayment of loan to general partner           --           35,500             35,500
   Net loss for period January 1, 1998
     through June 8, 1998                      (9,658)            --              (9,658)
   Sale of common shares net of
     offering costs                               --              --              55,800
   Issuance of common shares in
     exchange for contribution of
     interests                                 (5,125)            --                 --
   Acquisition of interest in
     Operating Partnership                        --              --             (51,100)
   Reclassification adjustment                 31,033             --                 --
   Restoration of minority
     deficit (Note 2)                             --              --               7,518
   Net income for period June 9, 1998
     to December 31, 1998                         --              --               7,185
                                            ---------       ---------         ----------

BALANCE, DECEMBER 31, 1998                  $     --        $     --          $   (6,505)
                                            =========       =========         ==========

See notes to consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                             (DOLLARS IN THOUSANDS)

                                                                          THE COMPANY              THE PREDECESSOR GROUP
                                                                          -----------              ---------------------
                                                                         PERIOD JUNE 9,       PERIOD                 YEARS
                                                                             1998 TO        JANUARY 1,               ENDED
                                                                          DECEMBER 31,       1998 TO              DECEMBER 31,
                                                                              1998         JUNE 8, 1998        1997          1996
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    7,185       $   (9,658)     $   22,570     $  10,159
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Minority interest                                                        11,553              --              --            --
     Depreciation and amortization                                             3,772            2,557           5,259         4,538
     (Gain) loss on player transactions                                         (249)           1,604          (2,696)         (616)
     League expansion proceeds                                                   --               --           (9,286)          --
   (Increase) decrease in receivables and accrued income                      (1,205)          (2,933)         (1,205)          868
   (Increase) decrease in merchandise inventories                                699             (338)           (319)         (363)
   (Increase) decrease in prepaid expenses and other current assets            2,265             (194)           (781)       (2,292)
   Decrease in deferred taxes                                                    740              --              --            --
   (Increase) decrease in other assets                                           (98)            (497)          1,643          (999)
   Increase (decrease) in accounts payable and accrued liabilities            (8,024)           4,592           2,710         2,959
   Increase (decrease) in deferred revenue                                        22            7,432           7,960       (10,556)
   Increase in income taxes payable                                              750              --              --            --
   Increase in deferred compensation                                           2,169              635           4,981         2,854
   Increase in long-term liabilities                                             799              407             300           300
                                                                          ----------       ----------      ----------     ---------
     Net cash provided by operating activities                                20,378            3,607          31,136         6,852
                                                                          ----------       ----------      ----------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in short-term investments                                       39,826           14,300         (16,924)      (23,021)
   Purchases of marketable securities                                        (13,287)             --              --            --
   Purchase of long-term investments                                          (3,980)          (1,156)         (4,154)       (2,227)
   Expenditures for cash surrender value of life insurance                       --               --             (900)          --
   Proceeds from sale of player contracts                                      3,000              413             185           510
   Proceeds from expansion teams                                                 --               --            5,215         1,786
   Capital expenditures                                                         (738)          (1,062)         (1,699)       (2,701)
   Expenditures for the purchase of player contracts and signing bonuses      (3,816)          (4,007)         (5,028)       (3,045)
   (Increase) decrease in loan to general partner                                --            35,500         (12,153)      (15,832)
   Acquisition of partnership interest                                       (55,800)             --              --            --
                                                                          ----------       ----------      ----------     --------
     Net cash provided by (used in) investing activities                     (34,795)          43,988         (35,458)      (44,530)
                                                                          ----------       ----------      ----------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from Major League Baseball Revolving Credit Agreement                --               --           12,153         2,847
   Principal payment on Major League Baseball Revolving Credit Agreement         --               --              --         (1,200)
   Payment of debt issuance costs                                                --              (192)            (96)          --
   Net proceeds from sale of common stock                                     55,800              --              --            --
   Proceeds from note payable borrowings                                         --               --              --            360
   Repayment of notes payable                                                    --               --              --           (360)
   Contributions from general partner                                            --               --              --         13,900
   Distributions to general partner                                              --           (49,200)         (4,657)       (2,000)
   Distribution to minority interest                                          (4,035)             --              --            --
                                                                          ----------       ----------      ----------     --------
     Net cash provided by (used in) financing activities                      51,765          (49,392)          7,400        13,547
                                                                          ----------       ----------      ----------     ---------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                          37,348           (1,797)          3,078       (24,131)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                 1,935            3,732             654        24,785
                                                                          ----------       ----------      ----------     ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $   39,283       $    1,935      $    3,732     $     654
                                                                          ==========       ==========      ==========     =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
   Cash paid during the period for interest                               $    1,531       $    1,326      $    2,399     $   2,026
                                                                          ==========       ==========      ==========     =========
   Cash paid during the period for income taxes                           $    3,350       $      --       $      --      $     --
                                                                          ==========       ==========      ==========     ========

See notes to consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

             NOTES TO CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                             (DOLLARS IN THOUSANDS)

1.    ORGANIZATION AND BASIS OF PRESENTATION

      Cleveland Indians Baseball Company, Inc., an Ohio corporation (the "Company"), was formed to acquire the 51% sole general partnership interest of, and controlling interest in, Cleveland Indians Baseball Company Limited Partnership, an Ohio limited partnership (the "Operating Partnership"). The Operating Partnership was formed to acquire, own, maintain, operate and control the membership of the Cleveland Indians Baseball Club (the "Indians") in the American League of Professional Baseball Clubs ("American League") and to operate and manage a baseball facility ("Jacobs Field") under a long-term management agreement with Gateway Economic Development Corporation of Greater Cleveland ("Gateway"). The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, "Cleveland Indians Baseball Company Predecessor Group" or "Predecessor Group").

      On June 9, 1998, the Company commenced operations after completing an initial public offering of 4,000,000 Class A Common Shares (the "Offering"). The 4,000,000 common shares were issued at a price per share of $15.00, generating gross proceeds of $60,000. The aggregate proceeds to the Company, net of underwriters' discount were approximately $55,800. The Company utilized these net proceeds to purchase its 51% general partnership interest in the Operating Partnership and to engage in the other transactions described below.

      The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation Transactions"):

      o The Company issued and sold 133,233 Class A Common Shares to the original shareholders and Martin J. Cleary at a purchase price of $15.00 per share. The proceeds were used to pay the expenses of the Offering.

      o The original shareholders and Martin J. Cleary contributed their interests in Ballpark Management Company ("Ballpark Management") and MJC Baseball, Inc. ("MJC") to the Company in exchange for 6,043 shares of Class A Common Shares and 2,283,957 shares of Class B Common Shares valued at $5,125.

      o The Company contributed to the Operating Partnership all of the assets, business, contract rights and liabilities held by Ballpark Management immediately prior to the mergers in exchange for partnership interests in the Operating Partnership.

      o Upon completion of the contribution described above, the Company purchased additional general partnership interests from Cleveland Baseball Company ("CBC") with the net proceeds of the Offering. Upon completion of the purchase, the Company became the sole general partner of the Operating Partnership with a 51% interest in the Operating Partnership. Upon completion of the sale of partnership interests, CBC converted its remaining general partnership interest into a 49% limited partnership interest in the Operating Partnership.

      The Class A Common Shares are entitled to one vote per share and the Class B Common Shares are entitled to 10,000 votes per share.

      The consolidated financial statements of the Company include all the accounts of the Company and its majority-owned Operating Partnership. The financial statements reflect the acquisition of the partnership interest at its historical basis of accounting as the acquired interest was from the Predecessor Group's owners who continue as investors. The accompanying combined financial statements for the Predecessor Group have been presented on a combined basis due to common ownership and management; therefore, its combined financial statements are presented for comparative purposes. All significant intercompany balances and transactions have been eliminated.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      REVENUE AND EXPENSE RECOGNITION - Revenue from ticket sales, radio and television broadcasting and advertising and promotions generally are recorded at the time the game, to which such proceeds relate, is played. Major league team expenses, principally player compensation and game and post-season expenses, are recorded as expense on the same basis. Accordingly, advance ticket sales, payments on private suite and club seat rentals and payments for team and game expenses not earned or incurred are recorded as deferred revenues, prepaid signing bonuses and as a component of prepaid expenses and other. Such amounts are amortized ratably as regular season games are played. Administrative and general and advertising and promotional expenses are charged to operations as incurred.

      Ticket sales are presented net of local admission taxes of $4,514, $3,968 and $3,009 for the years ended December 31, 1998, 1997 and 1996, respectively, and net of the American League's assessment of $1,693, $1,612 and $1,598 for the years ended December 31, 1998, 1997 and 1996, respectively.

      CASH EQUIVALENTS - Cash equivalents consist primarily of highly liquid investments with initial maturities of three months or less at date of purchase.

      MARKETABLE SECURITIES - Marketable securities are comprised of bankers' acceptances and various debt securities. The Company has classified all marketable securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of equity. Realized gains and losses are computed on the basis of specific identification and are included in interest income. The estimated fair value of marketable securities approximated cost at December 31, 1998.

      At December 31, 1998, all marketable securities have a maturity of less than one year and consist of:

         Bankers' acceptances                                $  4,429
         U.S. government securities                             4,943
         U.S. agency securities                                 3,915
                                                             --------

         Total                                               $ 13,287
                                                             ========

      INVESTMENTS - The Company participates in a cash management arrangement, along with other entities affiliated through common ownership. Through an affiliate, cash is accumulated in a pooled account and invested in certificates of deposit, bankers' acceptances, deposit notes and various debt securities. Included in the consolidated and combined balance sheets is the Company's proportionate share of investments. All marketable securities held in the pooled account are classified as available-for-sale and are available to support current operations or to take advantage of other investment opportunities. These securities are stated at estimated fair value based upon market quotes. Unrealized gains and losses are computed on the basis of specific identification and are included in equity. There were no significant differences between amortized cost and estimated fair value at December 31, 1998 or 1997.

      The following table presents the relative composition of investments by category at December 31, 1998 and 1997:

                                                                                              1998           1997

         Certificates of deposit, bankers' acceptances and deposit notes                        14%            22%
         U.S. government securities                                                             60             58
         U.S. agency securities                                                                 20             12
         Commercial paper                                                                        6              8
                                                                                              ----           ----

         Total                                                                                 100%           100%
                                                                                              ====           ====

      The relative contractual maturities at December 31, 1998 are as follows:

         Due in one year or less                                                                39%
         Due after one year through five years                                                  47
         Due after five years                                                                   14
                                                                                              ----

         Total                                                                                 100%
                                                                                              ====

      On November 2, 1998, the Company withdrew substantially all of its proportionate share of investments from the pooled account and reinvested the funds in cash equivalents and marketable securities. A realized gain of $614 was recognized and is included in interest income.

      MERCHANDISE INVENTORIES - Inventories consist primarily of apparel and novelty merchandise and are stated at the lower of cost or market. Effective May 13, 1998, the method of determining cost was changed from the first-in, first-out (FIFO) method to the weighted average method. There was no material effect on the interim or year end results of operations as a result of this change.

      FIXED ASSETS - Leasehold improvements, furniture and fixtures and other equipment are stated at cost. Depreciation and amortization are provided by using accelerated methods over the estimated useful lives of the assets which range from 5 to 20 years. Leasehold improvements are being depreciated over the original terms of the respective leases.

      PREPAID SIGNING BONUSES AND PLAYER CONTRACTS - The basis of all major league player contracts acquired and signing bonuses paid are amortized on a straight-line basis over the term of the respective player's contract. Minor league player contracts acquired and signing bonuses paid are amortized on a straight-line basis over the estimated useful lives of the players, currently estimated to be 4 to 5 years. For dispositions of players not involving a trade or sale, whether by outright release, or expiration of all ownership rights, the Company's policy is to write-off the net book value of the signing bonus and any contract cost in the year of disposition. The Company accounts for trades of players as like-kind exchanges, whereby the recorded basis of the acquired player(s) is equal to the net book value of the traded player(s) (including signing bonuses and any contract cost) plus or minus any cash consideration. Gains or losses resulting from sales are recognized in the current period. Prepaid signing bonuses and player contract costs consisted of the following at December 31, 1998 and 1997:

                                                       DECEMBER 31
                                                   1998           1997
         Prepaid signing bonuses                $  17,472       $  14,928
         Player contract costs                      1,295           1,038
                                                ---------       ---------
                                                   18,767          15,966
         Less accumulated amortization              8,177           5,223
                                                ---------       ---------

         Total                                  $  10,590       $  10,743
                                                =========       =========

      Included in accounts receivable at December 31, 1998 and 1997 are $416 and $3,000, respectively, of receivables relating to player transactions.

      MEMBERSHIP IN AMERICAN LEAGUE - The membership in the American League represents an allocation of the original purchase price of the franchise based on an independent appraisal and is amortized using the straight-line method over a 25-year period. Accumulated amortization of the membership was $7,366 and $6,752 at December 31, 1998 and 1997, respectively.

      DEFERRED LEASE AND OTHER COSTS - Certain initial direct lease costs associated with the leases of baseball facilities discussed in Note 10, primarily legal and consulting services rendered to the Company during lease negotiations, have been capitalized in the accompanying consolidated and combined balance sheets. The costs are being amortized on a straight-line basis over the original terms of the respective leases. Accumulated amortization of the deferred lease costs was $757 and $601 at December 31, 1998 and 1997, respectively.

      LEAGUE EXPANSION PROCEEDS - Proceeds received from expansion franchises were deferred from recognition as revenue until substantial completion of obligations under the expansion agreement.

      DEFERRED COMPENSATION - Provisions of employment contracts of specific players and front office personnel provide for the deferral of a portion of their total compensation. The contracts generally provide that payments will begin upon retirement from baseball. Compensation expense is accrued as earned.

      MINORITY INTEREST ALLOCATION - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at December 31, 1998, amounted to 49%. The deficit recorded by the Company as of the date of the Offering and related transactions includes the deficit attributable to the minority interest. Earnings allocable to the minority interest, net of distributions, will be credited to retained earnings until the deficit is restored.

      SELF INSURANCE - The Company is substantially self-insured for losses related to workers' compensation and medical and dental claims. Losses are accrued based upon the Company's estimates of aggregate liability for claims incurred based on Company experience and certain actuarial assumptions followed in the insurance industry.

      INCOME TAXES - Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts. A valuation allowance reduces deferred tax assets when management has determined it is "more likely than not" that some portion or all of the deferred tax assets will not be realized.

      STOCK OPTIONS - The Company has granted stock options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the date of grant. The Company accounts for stock option grants in accordance with APB Opinion No. 25, "Accounting for Stock Issued to Employees," and, accordingly, recognizes no compensation expense for the stock option grants.

      EARNINGS PER SHARE - Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive.

      FAIR VALUE OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, marketable securities, investments, accounts receivable, mutual fund shares included in other assets, accounts payable, accrued expenses and long-term liabilities are equal to, or approximate, their fair values.

      COMPREHENSIVE INCOME - The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." This statement requires presentation of the components of comprehensive income such as unrealized gains on marketable securities. For the period June 9, 1998 to December 31, 1998, there were no material differences between net income and comprehensive income.

      DERIVATIVE INSTRUMENTS - In June 1998, the Financial Accounting Standards Board issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is to be adopted in years beginning after June 15, 1999. The statement will require the recognition of all derivatives on the balance sheet at fair value. The Company is currently evaluating the impact of this statement, but management does not believe that the adoption of this statement will have a significant effect on its results of operations or financial position.

      USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      RECLASSIFICATIONS - Certain reclassifications have been made to the 1997 and 1996 financial statements to conform with the classifications used in 1998.

3.    INTANGIBLE ASSETS

      Intangible assets consisted of the following at December 31, 1998 and 1997:

                                                             DECEMBER 31
                                                         1998           1997

         Membership in American League                $  15,345       $  15,345
         Deferred lease and debt issuance costs           3,177           3,081
                                                      ---------       ---------
                                                         18,522          18,426
         Less accumulated amortization                    8,139           7,378
                                                      ---------       ---------

         Total                                        $  10,383       $  11,048
                                                      =========       =========

4.    MAJOR LEAGUES CENTRAL FUND

      The Major Leagues Central Fund ("MLCF") was established by the Commissioner of Baseball to collect certain revenues and pay certain expenses that relate to the operation of Major League Baseball ("MLB"). Substantially all of the net revenues of the MLCF are distributed to the 30 major league baseball teams. The principal component of MLCF revenue is national television and radio revenue. The principal component of the MLCF expenses is the contribution to the Major League Baseball Players' Benefit Plan (see Note 12). The remaining expenses are for the Office of the Commissioner, the Major League Baseball Player Relations Committee, Inc. and the MLCF operating and administrative costs. In 1998, the Company received a distribution of $1,538 from the MLCF, which represented its share of a federal arbitration award relative to MLB cable television royalties for the years 1990 through 1992.

5.    LOAN TO GENERAL PARTNER

      A loan to the general partner of $35,500 was outstanding at December 31, 1997. The loan which was payable upon demand and accrued interest at rates consistent with the Company's borrowings under the Major League Baseball Revolving Credit Agreement (see Note 8) was repaid during March of 1998.

6.    ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

      Accounts payable and accrued liabilities consisted of the following at December 31, 1998 and 1997:

                                                             DECEMBER 31
                                                         1998           1997
         Accrued player signing bonuses               $   1,895       $   2,775
         Accounts payable                                   746           3,001
         Accrued payroll and related benefits             3,875           3,839
         Other accrued liabilities                        4,445           5,744
                                                      ---------       ---------

         Total                                        $  10,961       $  15,359
                                                      =========       =========

      Other accrued liabilities include liabilities for revenue sharing, luxury tax payments and other obligations.

7.    INCOME TAXES

      The provision for income taxes is based upon income before tax for financial reporting purposes. Deferred tax assets and liabilities are recognized for the expected future tax consequences of temporary differences between the tax bases of assets and liabilities and their carrying values for financial reporting purposes. Components of the provision for income taxes for the period June 9, 1998 to December 31, 1998 are as follows:

         Federal - current                             $   3,300
         Federal - deferred                                  540
         State and local - current                           800
         State and local - deferred                          200
                                                       ---------

         Total                                         $   4,840
                                                       =========

     A reconciliation of tax at the statutory federal rate to the tax provision for the period June 9, 1998 to December 31, 1998 is shown below:

         U.S. federal income tax at 34%                 $   4,089
         State and local taxes, net of federal benefit        660
         Other - net                                           91
                                                        ---------

         Total                                          $   4,840
                                                        =========

      The approximate tax effect of each type of temporary difference that gave rise to significant portions of the Company's deferred tax assets at December 31, 1998 was as follows:

         Book and tax difference in fixed asset basis   $  21,996
         Accrued compensation and benefits                  1,444
         Other                                              1,758
                                                        ---------
         Total gross deferred tax asset                    25,198
         Less valuation allowance                         (21,238)
                                                        ---------

         Total net deferred tax asset                   $   3,960
                                                        =========

      As a result of the Offering, the Company has recorded deferred tax assets of $25,938, net of valuation allowances of $21,238, as of the date of the Offering. These net deferred tax assets were credited to additional paid-in capital.

      The Company has recorded a valuation allowance as of December 31, 1998 (and also as of June 9, 1998) relating to the deferred tax assets that were primarily generated as a result of the Offering. The Company has assessed its past earnings history and trends and anticipated taxable earnings and has determined that a valuation allowance is required to reduce the deferred tax assets to an amount that management believes is "more likely than not" to be realized at this time.

8.    LONG-TERM LIABILITIES

      Long-term liabilities consisted of the following at December 31, 1998 and 1997:

                                                                                                DECEMBER 31
                                                                                                -----------
                                                                                            1998           1997
         Major League Baseball Revolving Credit Agreement                                $  35,500       $  35,500
         Deferred compensation (Note 12)                                                    15,001          12,197
         Deferred revenue                                                                    1,947           1,524
         Accrued pension benefit cost (Note 12)                                              2,066           1,582
         Accrued player signing bonuses                                                      1,500           2,000
         Other                                                                               2,385           2,086
                                                                                         ---------       ---------
                                                                                            58,399          54,889
         Less current portion                                                                  448           7,496
                                                                                         ---------       ---------

         Total                                                                           $  57,951       $  47,393
                                                                                         =========       =========

      MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT - In June of 1996, the Company entered into a revolving credit facility ("facility") which replaced the previous agreement arranged by MLB and funded by a bank group. The facility is administered by a trust established by MLB. The trust has borrowings from the syndicated lenders, the funds of which have been loaned to the participating clubs. In April 1998, the terms of the Company's revolving credit facility were renegotiated. The new terms of the facility require interest only payments through April 2001, at which time the facility may convert to a four year term loan with principal repayments on the outstanding balance as follows: 15% in the first year, 20% in the second year, 25% in the third year and 40% in the fourth year. Accordingly, the outstanding balance of $35,500 at December 31, 1998 is reflected in long-term liabilities. The interest rate on the facility, based upon LIBOR plus .35%, was 5.51% at December 31, 1998.

      Total credit available of $45,000 and $35,500 at December 31, 1998 and 1997, respectively, is reduced by a labor contingency reserve sufficient to service nine months' interest expense as mandated by the agreement. The facility contains various covenants of which the Company was in compliance at December 31, 1998 and 1997. Additionally, MLB has represented to the Company that the trust is in compliance with various covenants at December 31, 1998 and 1997. The Company's borrowings against the facility are secured by its interest in, rights under, and funds from existing and future national broadcasting contracts, rights under certain licensing contracts, and rights under the Major League Agreements.

      DEFERRED REVENUE - Deferred revenue includes club seat deposits which will be applied against the final year payment or refunded in the final year of the related club seat license agreements.

      LINE OF CREDIT - The Company has a line of credit agreement with a bank that provides for borrowings up to $9,000 at either the bank's base lending rate or LIBOR plus 1.75%. Availability is reduced to $2,000 during the period from December 1 to February 28, and the line must be repaid in full for a period of 30 consecutive days throughout the term of the note. In December 1998, this agreement was amended to provide for an extension of the maturity date to February 28, 1999, at which time the outstanding loan balance may be converted to a four-year term note, subject to certain terms and conditions. No borrowings on this line were outstanding at December 31, 1998 and 1997. The original shareholders of the Company are guarantors on the note. The Company does not intend to renew the line of credit when it expires on February 28, 1999.

9.    LEAGUE EXPANSION PROCEEDS

      In March 1995, the American and National Leagues and the 28 existing member clubs signed an agreement to award expansion franchises to two expansion groups. The expansion groups each paid a fee of $130,000 in installments from July of 1995 through November of 1997. In 1997 and 1996, the Company received $5,215 and $1,786, respectively, representing its share of the final installment payments. The Company recognized these fees as income upon completion of the expansion draft in November of 1997.

10.   LEASE, MANAGEMENT AND NAMING RIGHTS AGREEMENTS

      JACOBS FIELD - The Company is a party to a lease agreement (the "Agreement") with Gateway for the construction and use of Jacobs Field. Jacobs Field is owned by Gateway and leased to and operated by the Company.

      The term of the Agreement is 20 years and commenced in April 1994, the date the Company occupied Jacobs Field. There is no minimum annual lease payment required, although the Company is liable for rental payments if certain paid attendance levels are achieved, as defined in the Agreement. If paid attendance is less than 1.85 million, then no rent is due. The Company incurred $1,916, $2,144 and $1,634 in rent for 1998, 1997 and 1996, respectively. Additionally, the Company has the ability under the Agreement to offset certain expenditures incurred against rental payments due to Gateway.

      Under the terms of a related common area management agreement, the Company receives one-third of all net revenues, as defined, generated from the common areas. No revenues were received from common areas for the years ended December 31, 1998, 1997 and 1996.

      MANAGEMENT AGREEMENT - Concurrent with entering into the Agreement, the Company entered into a management agreement with Gateway to manage and operate Jacobs Field and to market and license all premium seating, as defined. The term of the management agreement coincides with that of the Agreement. Under the terms of the management agreement, the Company has the exclusive right to receive all ballpark related revenues, as defined. The annual management rights fee payable to Gateway is based upon a share of net main scoreboard advertising revenue in excess of a base amount as adjusted annually for increases in the Consumer Price Index plus a share of net special event revenue, as defined in the management agreement. The Company's management rights fee expense was $230, $193 and $79 for the years ended December 31, 1998, 1997 and 1996, respectively.

      Pursuant to the management agreement, the Company is required to market and license all premium seating, as defined. Funds collected from premium seating are remitted to a trustee to the extent of certain portions of Gateway's debt service obligations. The Company is entitled to revenues in excess of the debt service obligations, which cannot exceed $2,950 in a term year, as defined in the management agreement. The Company acts in the capacity of an agent in regards to the collection of these funds and, accordingly, has reflected only that amount in excess of Gateway's debt service obligations as revenue in the accompanying consolidated and combined statements of operations. The total funds collected and remitted to the trustee in 1998, 1997 and 1996 in connection with the 1998, 1997 and 1996 baseball seasons were $2,505, $2,505 and $2,507, respectively.

      Included in other assets at December 31, 1998 and 1997 are deposits for long-term club seat rentals totaling $1,753 and $1,298, respectively, representing restricted funds that will be applied against the final year payment under the related club seat license agreement.

      NAMING RIGHTS AGREEMENT - The Company and Richard E. Jacobs are parties to an agreement with Gateway for the naming rights to the baseball facility. The term of the naming rights agreement coincides with that of the Agreement. Under the terms of the naming rights agreement, the parties are able to change the name of the facility throughout the term of the agreement and have the exclusive merchandising and use rights for the commercial exploitation of the baseball facility name. Richard E. Jacobs has assigned to the Company all of his rights under the naming rights agreement and any future revenue generated from the sale or marketing of the baseball facility name. The Company is required to make annual payments to Gateway of $400 through 2003 and $989 thereafter through 2013. The payments are to be made from premium seating revenue proceeds. The Company has recognized expense on a straight-line basis over the term of the agreement.

      RETAIL, WAREHOUSE SPACE AND SPRING TRAINING FACILITIES - The Company has entered into various agreements to lease retail, warehouse space and spring training facilities. Rental expense under the provisions of these agreements was $794, $970 and $403 inclusive of rental expense to related parties of $506, $554 and $213, for the years ended December 31, 1998, 1997 and 1996, respectively. Additionally, the Company shares advertising, ticket, concession and parking revenues with the City of Winter Haven, Florida, for the use of its spring training facilities.

      Future minimum annual commitments under the retail and warehouse space leases, the spring training facilities lease and miscellaneous other leases are as follows:

                                                         RELATED
                                       THIRD-PARTY        PARTY
                                         LEASES          LEASES          TOTAL
         1999                           $     848      $     326       $   1,174
         2000                                 613            326             939
         2001                                 415            326             741
         2002                                 186            267             453
         2003                                 157            262             419
         Thereafter                           311            655             966
                                        ---------      ---------       ---------

         Total                          $   2,530      $   2,162       $   4,692
                                        =========      =========       =========

11.   CONCESSION AND CATERING AGREEMENTS

      The Company and Cleveland Sportservice, Inc. ("Sportservice") have a concession agreement granting Sportservice the exclusive rights to manage and operate certain Jacobs Field food and beverage concession facilities. The Company and D.B. Kaplan's Delicatessen Limited Partnership II ("Levy") have an agreement, whereby Levy provides certain other food, beverage and catering services at Jacobs Field. Pursuant to the terms of the concession and catering agreements, the Company receives as a commission certain percentages of food and beverage concession and catering sales at Jacobs Field. In addition, the Company receives a percentage of the Sportservice and Levy fiscal year net profits earned at Jacobs Field, as defined.

12.   BENEFIT PLANS

      MAJOR LEAGUE BASEBALL PLAYERS' BENEFIT PLAN - The Company's major league baseball players and coaches are covered under the Major League Baseball Players' Benefit Plan which is administered by the MLCF and represents a multiemployer defined benefit plan. Payments to the Players' Benefit Plan are made out of proceeds received by the MLCF (see Note 4). The Company's share of the contribution to the plan was $2,452, $2,429 and $2,429 in 1998, 1997 and 1996, respectively.

      MAJOR LEAGUE BASEBALL PENSION PLAN FOR NON-UNIFORMED PERSONNEL - The Company also participates in the Major League Baseball Pension Plan for Non-Uniformed Personnel, which is administered by the Office of the Commissioner of Baseball. The benefits are based on years of service and the employee's compensation during the last five years of employment. The plan is a single-employer defined benefit plan which covers substantially all employees of the Company exclusive of major league players and coaches.

      At December 31, 1998, the Company adopted Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Postretirement Benefits." This statement revises the disclosures about pension and other postretirement benefit plans but does not change the way obligations or expense are measured or recognized in the financial statements. Disclosures for prior periods have been restated to conform to the requirements of this statement.

      Significant assumptions used in the non-uniformed plan actuarial valuation were as follows:

                                                                            1998            1997           1996
         Discount rate                                                      6.75%           7.00%          7.50%
         Expected rate of increase in compensation                          5.50%           5.50%          5.50%
         Expected long-term rate of return on assets                        9.00%           9.00%          9.00%

      Net periodic pension costs for the non-uniformed plan include the following:

                                                                            1998            1997           1996
         Service cost-benefits earned during the period                   $     711      $     570       $     469
         Interest cost on projected benefit obligation                          354            283             265
         Return on assets                                                       203           (529)           (257)
         Amortization and deferral of gains and losses                         (425)           325              67
                                                                          ---------      ---------       ---------

         Net periodic pension cost                                        $     843      $     649       $     544
                                                                          =========      =========       =========

      The following table sets forth the changes in the benefit obligation and the fair value of plan assets for 1998 and 1997:

                                                                                            1998           1997
         Change in benefit obligation:
           Benefit obligation at beginning of year                                       $   5,039       $   3,751
           Service cost                                                                        711             570
           Interest cost                                                                       354             283
           Actuarial losses (gains)                                                            381             546
           Benefits paid                                                                      (107)           (111)
                                                                                         ---------       ---------
           Benefit obligation at end of year                                             $   6,378       $   5,039
                                                                                         =========       =========

         Change in plan assets:

           Fair value of plan assets at beginning of year                                $   3,043       $   2,431
           Actual return on plan assets                                                       (203)            529
           Company contributions                                                               359             194
           Benefits paid                                                                      (107)           (111)
                                                                                         ---------       ---------
           Fair value of plan assets at end of year                                      $   3,092       $   3,043
                                                                                         =========       =========

         Funded status of the plan (underfunded)                                         $  (3,286)      $  (1,996)
         Unrecognized net actuarial losses (gains)                                           1,156             343
         Unrecognized transition obligation                                                      6               7
         Unrecognized prior service cost                                                        58              64
                                                                                         ---------       ---------
         Accrued benefit cost                                                            $  (2,066)      $  (1,582)
                                                                                         =========       =========

      DEFERRED COMPENSATION PLANS - The Company has nonqualified deferred compensation programs which permit certain current and former players and employees to annually elect (via individual contracts) to defer a portion of their compensation, on a pre-tax basis. Certain amounts under deferred compensation contracts earn a guaranteed rate of return while other amounts deferred earn variable rates of return consistent with certain mutual fund indices (see Note 2).

      To assist in the funding of these plans, commencing in 1996, the Company purchased partnership-owned annuity contracts and shares of mutual funds which are consistent with the indices that certain of the contracts specify. The cash surrender value of these policies and the market value of the mutual fund shares included in non-current "other assets" totaled $11,725 and $5,966 at December 31, 1998 and 1997, respectively, and $2,100 in prepaid expenses and other current assets at December 31, 1997. During 1997 and 1996, gains and losses on investments directly offset the deferred compensation liability. In accordance with EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested," in 1998, the increases in the value of the mutual funds held in rabbi trusts have been included in interest income and the corresponding increase to the liability has been recognized as compensation expense.

13.   STOCK OPTION PLAN

      The Company has established a long-term incentive plan (stock option plan) for the purpose of attracting, retaining and rewarding key employees of the Company and its affiliates and members of the Board of Directors and to strengthen the mutuality of interest between such key employees and the Company's shareholders. In conjunction with the Offering, the Company granted options to purchase 294,350 Class A Common Shares to directors, officers and employees. All of such options were issued at an exercise price of $15.00, the initial public offering price per share. The options will vest in three equal annual increments beginning one year after the date of grant and will expire ten years after the date of grant.

      Since the Offering, options to purchase 29,150 common shares were forfeited. As of December 31, 1998, options to purchase 265,200 common shares were outstanding. An additional 434,800 common shares were reserved for issuance under the Company's long-term incentive plan.

      Pro forma information relating to net income and earnings per share is required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation," and has been determined as if the Company had accounted for its employee stock options under the fair value method of that statement. The fair value of these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions:

         Risk free interest rate                              6.0%
         Expected lives                                    5 years
         Expected volatility                                   10%
         Pro forma net income                               $6,863
         Pro forma net income per share                     $ 1.07

14.   LEGAL MATTERS

      During 1987 and 1988, two Arbitrators (Roberts and Nicolau) ruled that the 26 Major League Clubs (the "Clubs"), including the Company, violated
      Article XVIII(H) of the Basic Agreement with the Major League Baseball Players Association (the "Basic Agreement") by acting in concert with respect to those players who became free agents following the 1985 and 1986 seasons. A similar grievance alleging violation of Article XVIII(H) and certain other provisions of the Basic Agreement was filed by the Major League Baseball Players Association ("MLBPA") with respect to players who became free agents following the 1987 season. No further grievances were filed by the MLBPA.

      In August 1989, Arbitrator Roberts issued an interim award of $10,528, representing his judgment of the aggregate amount by which salaries of approximately 140 players were reduced in 1986 by reason of the contract violation following the 1985 season. On October 31, 1989, the MLCF, on behalf of the Clubs, deposited $10,528 in an interest-bearing escrow account, to be distributed in accordance with Arbitrator Roberts' instructions in a subsequent phase of the remedial proceedings. The Company's portion of the deposit was $408.

      In December 1990, the owners of the Clubs voted in favor of settling all collusion claims for the sum of $280 million, plus the grant of "second look" free agency rights to a group of 16 players, none of whom were employed by the Company. For the years ended December 31, 1998, 1997 and 1996, the escrow deposit earned interest of $13,656, $15,847 and $17,284, respectively. During the years ended December 31, 1998 and 1996, there were no distributions to the players. For the year ended December 31, 1997, $81,230 was distributed to the players. The remaining balance will be distributed in subsequent years.

      The Company funded its remaining liability under the settlement of $10,361 in 1991 through reductions in the distributions from the MLCF and prior year charges against operations. The funds withheld by the MLCF have been classified as "deposit for grievance settlement" in the accompanying consolidated and combined balance sheets. The balance at December 31, 1998 and 1997 represents the net effect of the Company's share of interest earned on the deposit and distributions made to players since 1991. The interest and distributions made have been treated as non-cash activities and have not been reflected in the consolidated and combined statements of operations.

      The Company is involved in various other legal proceedings and claims which are incidental to its business. Management believes that they have meritorious defenses and will vigorously defend themselves in these actions. Although the ultimate disposition of these proceedings is not presently determinable, management does not believe that such proceedings would have a material adverse effect upon the financial condition, results of operations or cash flows of the Company.

15.   CONTINGENT LIABILITIES, COMMITMENTS AND OTHER CONTRACTS

      Because the American League and MLB are non-profit associations, the Indians and other members of MLB are generally jointly and severally liable for the debts and obligations of the associations. Any failure of other members of MLB to pay their pro rata share of any such debt or obligation could adversely affect the Company.

      Under the terms of working agreements, the Company is required to reimburse various minor league clubs for certain expenses. Payments under these agreements amounted to $1,130, $1,227 and $1,071, for the years ended December 31, 1998, 1997 and 1996, respectively.

      Employment contracts provide for, among other things, aggregate compensation in future years as follows:

         1999                                               $   70,780
         2000                                                   51,036
         2001                                                   39,599
         2002                                                   28,527
         2003                                                      750
                                                            ----------

         Total                                              $  190,692
                                                            ==========

      Certain player contracts require payments that are contingent upon playing performance, length of employment with the Indians or attendance at a college prescribed by the College Scholarship Plan. Payments under these contracts amounted to $847, $1,664 and $1,467 for the years ended December 31, 1998, 1997 and 1996, respectively. The Company is contingently liable for payments under these plans aggregating $19,952 at December 31, 1998 and $21,872 at December 31, 1997. These amounts, which are not included in the accompanying consolidated and combined financial statements, relate to contracts in effect at December 31, 1998, or entered into thereafter through February 25, 1999, the date of the auditors' report. The contracts are contingent upon continued employment with the Company, but do guarantee payment in the event a player is unable to play due to injury or death.

      The Company has obtained disability insurance policies for substantially all of its players under multi-year contracts. In the event of injuries sustained resulting in lost services as defined in the policies, the policies provide for payment to the Company of a portion of the player's salary for the remaining term of the contract or until the player can resume playing.

      The Company is substantially self-insured with respect to workers' compensation in the State of Ohio and, in connection therewith, maintains a $375 standby letter of credit with a bank in order to satisfy state deposit requirements. The current letter of credit expires May 1, 1999.

16.   RELATED PARTY TRANSACTIONS

      Included in administrative and general expense for the years ended December 31, 1998, 1997 and 1996 are allocations of legal and accounting expenses from an affiliate of $267, $267 and $335, respectively. Included in ballpark operations expense during 1996 are $523 of payroll and related taxes for game day labor services from an affiliate. Included in deferred lease costs at December 31, 1998 and 1997 are $1,423 of legal and consulting charges from an affiliate for costs incurred in connection with the development of Jacobs Field.

17.   COLLECTIVE BARGAINING AGREEMENT

      In the Fall of 1996, MLB Owners and the MLBPA reached an agreement with respect to a five-year Collective Bargaining Agreement. The agreement became effective on January 1, 1997 and, with respect to certain provisions, was retroactive to the 1996 season. The agreement expires on the later of October 31, 2000 or the day following the last game of the 2000 World Series; except that, the MLBPA has the unilateral option to extend the agreement to October 31, 2001 or the day after the last game of the 2001 World Series, whichever is later. The Collective Bargaining Agreement introduced a new revenue sharing system and implemented for the first time a luxury tax on payrolls.

      REVENUE SHARING - Member clubs of MLB participate in a revenue sharing system. The new revenue sharing system is being phased in over a five-year period and will be fully implemented in the 2000 season. Under the system, each club must contribute a portion, 16% in 1998 and 12% in 1997 and 1996, of its net local revenue to a revenue sharing pool. The revenue sharing rate will be 17% in 1999 and 20% in 2000 and thereafter. Net local revenue is defined in the Collective Bargaining Agreement. Once the pool is accumulated, it is re-distributed to the clubs on a basis defined in the Collective Bargaining Agreement that disproportionately benefits clubs with below average revenue.

      LUXURY TAX - The luxury tax became effective at the beginning of the 1997 season and is only assessed on the five clubs with the highest actual payroll, as defined, above a specified threshold minimum for that season. The threshold minimum was $70,277 for 1998, $55,607 for 1997 and will be $75,266 for 1999. If more than five teams have payrolls that exceed the threshold, the threshold is increased so that only five teams are subject to the tax. The luxury tax rate for 1998 and 1997 was 35% and for 1999 will be 34%. There is no luxury tax imposed in the 2000 season. The amount that is taxed is the difference between a club's total actual payroll and the threshold minimum, as adjusted if necessary. In 1998 and 1997, the Indians were assessed $24 and $2,065, respectively, pursuant to the luxury tax and have included this amount in major league team expenses in the accompanying consolidated and combined statements of operations.

18.   POST-SEASON

      During 1998, 1997 and 1996, the Indians advanced to post-season play and participated in ten, eighteen and four post-season games, respectively. The following table sets forth the revenues and expenses relating to the post-season activity. These amounts do not include a provision for revenue sharing related to post-season games.

                                                                            1998            1997           1996

         REVENUES:
           Net ticket sales                                               $   5,305      $   6,847       $     695
           Local radio and television                                           403            515             108
           Concession and catering                                            1,113          2,114             446
           Private suite rentals                                                164            198              17
           Merchandise                                                          792          2,507             282
           League Championship Series distribution                              300            300             --
           Other                                                                633            570             385
                                                                          ---------      ---------       ---------
                Total revenues                                                8,710         13,051           1,933
                                                                          ---------      ---------       ---------

         OPERATING EXPENSES:
           Major league team                                                    582          1,054             190
           Ballpark operations                                                1,346          1,901             518
           Cost of merchandise sold                                             551          1,421             224
           Administrative and general                                           516          1,417             106
           Advertising and promotion                                            341            459             271
                                                                          ---------      ---------       ---------
                Total operating expenses                                      3,336          6,252           1,309
                                                                          ---------      ---------       ---------

                                                                          $   5,374      $   6,799       $     624
                                                                          =========      =========       =========

19.  QUARTERLY RESULTS OF OPERATIONS (unaudited)

     The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:

                                             THE PREDECESSOR GROUP                        THE COMPANY
                                            -----------------------       -----------------------------------------
                                            JANUARY 1       APRIL 1          JUNE 9        JULY 1        OCTOBER 1
                                               TO             TO               TO            TO             TO
                                            MARCH 31,       JUNE 8,         JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                              1998           1998             1998          1998           1998
         Revenues                          $   3,035       $ 41,474       $  18,553      $  61,681       $  19,809
         Operating expenses                   12,794         41,151          13,247         49,912          14,732
                                           ---------       --------       ---------      ---------       ---------
         Operating income (loss)              (9,759)           323           5,306         11,769           5,077
         Other income (expense)                 (317)            95              30           (237)          1,633
                                           ---------       --------       ---------      ---------       ---------
         Income (loss) before minority
           interest and provision for
           income taxes                      (10,076)           418           5,336         11,532           6,710
         Minority interest                        --             --           2,615          5,650           3,288
         Provision for income taxes               --             --             915          2,700           1,225
                                           ---------       --------       ---------      ---------       ---------

         Net income (loss)                 $ (10,076)      $    418       $   1,806      $   3,182       $   2,197
                                           =========       ========       =========      =========       =========

         Net income per share                    n/a            n/a       $     .28      $     .50       $     .34
                                                                          =========      =========       =========
                                                                 THE PREDECESSOR GROUP - THREE MONTHS ENDED
                                                           --------------------------------------------------------
                                                           MARCH 31,        JUNE 30,    SEPTEMBER 30,  DECEMBER 31,
                                                             1997             1997          1997           1997
         Revenues                                          $  2,999       $  52,700      $  57,559       $  26,772
         Operating expenses                                  11,531          50,854         48,968          20,460
                                                           --------       ---------      ---------       ---------
         Operating income (loss)                             (8,532)          1,846          8,591           6,312
         Other income                                           802             676            583          12,292
                                                           --------       ---------      ---------       ---------

         Net income (loss)                                 $ (7,730)      $   2,522      $   9,174       $  18,604
                                                           ========       =========      =========       =========

     The Company's operations are seasonal, with the MLB regular season beginning in late March or early April. Accordingly, the first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on a typical MLB regular season schedule, approximately one-half of the revenues are recognized in the second quarter and the remainder in the third quarter, excluding MLCF revenues. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of the scheduling of post-season playoffs in any given year, revenues and expenses associated with post-season will generally be recognized in the third and fourth quarters depending upon when actual games are played.

     Revenues and operating expenses declined from the fourth quarter of 1997 to the fourth quarter of 1998 due primarily to the team's participation in 17 fourth quarter post-season games in 1997 as compared to eight fourth quarter post-season games in 1998. The decrease in other income from the fourth quarter of 1997 to the fourth quarter of 1998 was primarily due to the recognition of $9,286 in expansion proceeds and the recognition of a gain on a player transaction of $2,572 in 1997.