Form 10-Q
period 1999-03-31
CLEVELAND INDIANS BASEBALL CO INC
filed 1999-05-17
CIK 1059019

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

         Indicate by checkmark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

         The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1999 was as follows:

CLASS A COMMON SHARES                    4,139,376 SHARES
CLASS B COMMON SHARES                    2,283,957 SHARES

                                     INDEX*

PART I.  FINANCIAL INFORMATION

                                                                                     PAGE
                                                                                     ----
ITEM 1.       CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

              a)     Unaudited Consolidated Balance Sheets as of March 31, 1999
                     and December 31, 1998                                             3

              b)     Unaudited Consolidated Statement of Operations of Cleveland
                     Indians Baseball Company, Inc. for the Three Months Ended
                     March 31, 1999 and the Combined Statement of Operations of
                     Cleveland Indians Baseball Company Predecessor Group for
                     the Three Months Ended March 31, 1998                             4

              c)     Unaudited Condensed Consolidated Statement of Cash Flows of
                     Cleveland Indians Baseball Company, Inc. for the Three
                     Months Ended March 31, 1999 and the Combined Statement of
                     Cash Flows of Cleveland Indians Baseball Company
                     Predecessor Group for the Three Months Ended March 31, 1998       5

              d)     Notes to Unaudited Condensed Consolidated and Combined
                     Financial Statements                                              6

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION                                                      9

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK              16


PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                        17

Signatures                                                                            18



* Items not listed are inapplicable

PART I.  FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)
[CAPTION]

                                                                 MARCH 31,   DECEMBER 31,
                                                                   1999         1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                     $  24,411    $  39,283
   Marketable securities                                            50,308       13,287
   Investments                                                          97        3,783
   Receivables and accrued income                                    6,614        9,421
   Merchandise inventories                                           2,109        1,207
   Prepaid expenses and other current assets                         4,336        2,969
   Deferred taxes                                                    1,253         --
   Deposit for grievance settlement                                  9,699        9,589
                                                                 ---------    ---------
       Total current assets                                         98,827       79,539
                                                                 ---------    ---------
FIXED ASSETS:
   Leasehold improvements, furniture and fixtures
     and other equipment, at cost                                    9,697        8,969
   Less accumulated depreciation and amortization                    3,678        3,387
                                                                 ---------    ---------
       Total fixed assets, net                                       6,019        5,582

PREPAID SIGNING BONUSES AND PLAYER
   CONTRACTS (Net of accumulated amortization)                      11,417       10,590

INTANGIBLE ASSETS (Net of accumulated amortization)                 10,184       10,383

DEFERRED TAXES                                                       3,960        3,960

OTHER ASSETS                                                        14,702       11,969
                                                                 ---------    ---------
TOTAL                                                            $ 145,109    $ 122,023
                                                                 =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                      $  10,654    $  10,961
   Deferred revenue                                                 80,237       48,829
   Current portion of long-term liabilities                            451          448
   Reserve for players' grievance damages                            9,699        9,589
   Income taxes payable                                                220          750
                                                                 ---------    ---------
       Total current liabilities                                   101,261       70,577

LONG-TERM LIABILITIES                                               58,820       57,951

COMMITMENTS AND CONTINGENCIES                                         --           --

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, without par value; 1,000,000 shares
     authorized; no shares issued and outstanding                     --           --
   Class A Common Shares, without par value; 27,000,000 shares
     authorized; 4,139,376 shares issued and outstanding            55,800       55,800
   Class B Common Shares, without par value; 3,000,000 shares
     authorized; 2,283,957 shares issued and outstanding             5,125        5,125
   Additional paid in capital                                        4,700        4,700
   Retained earnings (deficit)                                     (80,597)     (72,130)
                                                                 ---------    ---------
       Total shareholders' equity (deficit)                        (14,972)      (6,505)
                                                                 ---------    ---------
TOTAL                                                            $ 145,109    $ 122,023
                                                                 =========    =========


See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                             THE
                                                                         PREDECESSOR
                                                          THE COMPANY       GROUP
                                                          -----------    -----------
                                                              THREE MONTHS ENDED
                                                                   MARCH 31,
                                                                 1999           1998
REVENUES:
   Net ticket sales                                       $       941    $     1,093
   Local radio and television                                    --               38
   Concession and catering                                         25             20
   Private suite and club and seat rentals                         18           --
   Merchandise                                                  1,612          1,432
   Other (primarily Major League Baseball Properties)             749            675
   Provision for revenue sharing                                 (211)          (223)
                                                          -----------    -----------
       Total revenues                                           3,134          3,035
                                                          -----------    -----------
OPERATING EXPENSES:
   Major league team                                            3,087          2,508
   Player development                                           2,730          2,560
   Ballpark operations                                          1,558          2,112
   Cost of merchandise sold                                     1,705          1,621
   Administrative and general                                   2,400          2,117
   Major Leagues Central Fund                                     617            303
   Advertising and promotion                                    1,110            951
   Amortization of signing bonuses and player contracts           373            225
   Depreciation and amortization                                  484            397
                                                          -----------    -----------
       Total operating expenses                                14,064         12,794
                                                          -----------    -----------
OPERATING LOSS                                                (10,930)        (9,759)

OTHER INCOME (EXPENSE):
   Interest income:
     Affiliate                                                   --              595
     Other                                                      1,810          1,353
   Interest expense                                              (600)          (661)
   Loss on player transactions                                   --           (1,604)
                                                          -----------    -----------

LOSS BEFORE MINORITY INTEREST AND
   INCOME TAX BENEFIT                                          (9,720)       (10,076)

MINORITY INTEREST                                               4,763           --

INCOME TAX BENEFIT                                              1,253           --
                                                          -----------    -----------

NET LOSS                                                  $    (3,704)   $   (10,076)
                                                          ===========    ===========
BASIC AND DILUTED NET LOSS PER SHARE                      $     (0.58)
                                                          ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                    6,423,333
                                                            =========
   Diluted                                                  6,426,495
                                                            =========

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                         THE
                                                                      PREDECESSOR
                                                         THE COMPANY    GROUP
                                                         -----------  -----------
                                                           THREE MONTHS ENDED
                                                                 MARCH 31,
                                                             1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES                       $ 21,189    $ 20,976
                                                           --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in short-term investments                       3,686      (5,972)
   Purchases of marketable securities                       (37,021)       --
   Purchase of long-term investments                           (136)       --
   Proceeds from sale of player contracts                       241         363
   Capital expenditures                                        (736)       (408)
   Expenditures for the purchase of
     player contracts and signing bonuses                    (2,095)     (2,936)
   Decrease in loan to general partner                         --        35,500
                                                           --------    --------
     Net cash provided by (used in) investing activities    (36,061)     26,547
                                                           --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Distributions to general partner                            --       (49,200)
                                                           --------    --------

NET DECREASE IN CASH AND CASH EQUIVALENTS                   (14,872)     (1,677)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD               39,283       3,732
                                                           --------    --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $ 24,411    $  2,055
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

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.
            AND CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

                  NOTES TO CONDENSED CONSOLIDATED AND COMBINED
                              FINANCIAL STATEMENTS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

1.       ORGANIZATION AND BASIS OF PRESENTATION

                  Cleveland Indians Baseball Company, Inc., an Ohio corporation (the "Company"), was formed to acquire the 51% sole general partnership interest of, and controlling interest in, Cleveland Indians Baseball Company Limited Partnership, an Ohio limited partnership (the "Operating Partnership"). The Operating Partnership was formed to acquire, own, maintain, operate and control the membership of the Cleveland Indians Baseball Club (the "Indians") in The American League of Professional Baseball Clubs ("American League") and to operate and manage a baseball facility ("Jacobs Field") under a long-term management agreement with Gateway Economic Development Corporation of Greater Cleveland ("Gateway"). The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, the "Cleveland Indians Baseball Company Predecessor Group" or the "Predecessor Group").

                  On June 9, 1998, the Company commenced operations after completing an initial public offering of 4,000,000 Class A Common Shares (the "Offering"). The 4,000,000 common shares were issued at a price per share of $15.00, generating gross proceeds of $60,000. The aggregate proceeds to the Company, net of underwriters' discount, were approximately $55,800. The Company utilized these net proceeds to purchase its 51% general partnership interest in the Operating Partnership and to engage in the other transactions described below.

                  The following transactions occurred simultaneously with the completion of the Offering (collectively, the "Formation
         Transactions"):

         - The Company issued and sold 133,233 Class A Common Shares to the original shareholders and Martin J. Cleary at a purchase price of $15.00 per share. The proceeds were used to pay the expenses of the Offering.

         - The original shareholders and Martin J. Cleary contributed their interests in Ballpark Management Company ("Ballpark Management") and MJC Baseball, Inc. ("MJC") to the Company in exchange for 6,043 shares of Class A Common Shares and 2,283,957 shares of Class B Common Shares valued at $5,125.

         - The Company contributed to the Operating Partnership all of the assets, business, contract rights and liabilities held by Ballpark Management immediately prior to the mergers described above in exchange for partnership interests in the Operating Partnership.

         - Upon completion of the contribution described above, the Company purchased additional general partnership interests from Cleveland Baseball Company ("CBC") with the net proceeds of the Offering. Upon completion of the purchase, the Company became the sole general partner of the Operating Partnership with a 51% interest in the Operating Partnership. Upon completion of the sale of partnership interests, CBC converted its remaining general partnership interest into a 49% limited partnership interest in the Operating Partnership.

                  The Class A Common Shares are entitled to one vote per share, and the Class B Common Shares are entitled to 10,000 votes per share.

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

2.       INTERIM FINANCIAL STATEMENTS

                  The accompanying interim financial statements are unaudited; however, the financial statements have been presented as permitted by Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 1998 and the consolidated financial statements and notes thereto of the Company and the combined financial statements and notes thereto of the Predecessor Group included therein.

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

                  Revenue and Expense Recognition - Revenue from ticket sales is recognized at the time the home game, to which such proceeds relate, is played. Major league team expenses, principally player compensation, are recorded as expense over the entire Major League Baseball regular season.

                  Minority Interest Allocation - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at March 31, 1999, amounted to 49%. The deficit recorded by the Company as of the date of the Offering and related transactions includes the deficit attributable to the minority interest. Earnings allocable to the minority interest, net of distributions and losses allocable to the minority interest, will be credited to retained earnings until the deficit is restored.

                  Income Taxes - Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences in future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts. A valuation allowance reduces deferred tax assets when management has determined it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The current deferred tax asset at March 31, 1999 in the amount of $1,253 has been recognized since management believes realization in future interim periods is "more likely than not."

                  Earnings Per Share - Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method, is not dilutive. The dilutive shares represent stock grants to directors of the Company who have elected deferred payment in the form of Class A Common Shares related to the Directors' Deferred Compensation Plan.

                  Comprehensive Income - For the three months ended and as of March 31, 1999, there were no material differences between net income and comprehensive income.

                  Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with classifications used in 1999.

4.       MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT

                  The terms of the revolving credit facility require interest only payments through April 2001, at which time the facility may convert to a four-year term loan with principal repayments on the outstanding balance as follows: 15% in the first year, 20% in the second year, 25% in the third year and 40% in the fourth year. Accordingly, the outstanding balance of $35,500 at March 31, 1999 is reflected in long-term liabilities. The interest rate on the facility, based upon LIBOR plus .35%, was 5.51% at March 31, 1999.

5.       LONG-TERM INCENTIVE PLAN

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

                  Since the Offering, options to purchase 31,600 common shares were forfeited. As of March 31, 1999, options to purchase 262,750 common shares were outstanding. An additional 437,250 common shares were reserved for issuance under the Company's long-term incentive plan.

6.       SUBSEQUENT EVENT

                  On May 13, 1999, the Company announced that its Board of Directors has engaged The Goldman Sachs Group, Inc. and McDonald Investments Inc. to identify potential buyers for the franchise.

ITEM 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The following discussion should be read in conjunction with the financial statements and related notes appearing elsewhere in this report.

OVERVIEW

      Portions of Management's Discussion and Analysis of Results of Operations and Financial Condition include "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "project," and similar expressions, among others, identify "forward-looking statements," which speak only as of the date the statement was made. Such forward-looking statements are subject to risks, uncertainties and other factors which could cause actual results to materially differ from those made, projected or implied in such statements. The most significant such risks, uncertainties and other factors are:

-     The control of the Company by Richard E. Jacobs

-     The limited potential for further revenue growth

-     The Company's dependence on the competitive success of the baseball club

-     The uncertainties relating to increases in players' salaries

-     Risks of labor difficulties

-     A decline in the popularity of baseball

-     The concentration of the Company's operations in one business

      These and other risks, uncertainties and other factors are more fully described in the "Risk Factors" section of the final Prospectus dated June 4, 1998 relating to the Company's initial public offering. The Company undertakes no obligation to publicly update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

      Cleveland Indians Baseball Company, Inc. ("CIBC" or the "Company") was formed to acquire the sole general partnership interest of, and controlling interest in, the Partnership. The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership and Ballpark Management Company (collectively, the "Cleveland Indians Baseball Company Predecessor Group" or "Predecessor Group"). CIBC commenced operations on June 9, 1998 after completing an initial public offering of 4,000,000 Class A Common Shares.

      The Company recognizes a majority of its revenues as home games are played (i.e., net ticket sales, concessions and catering, private suite and club rentals and merchandise), and the most significant expense, major league team salaries, is recognized over the entire regular season.

      The  Company derives substantially all of its revenues from:

      -     Sales of tickets to home games

      -     Contracts with local broadcast organizations

      -     Food and beverage concession sales

      -     Premium seating rents

      -     Advertising and promotional sales

      -     Merchandise sales and royalties

      -     Participation in the Major Leagues Central Fund ("MLCF")

      -     Parking and ancillary baseball related revenues

      If the Indians qualify for post-season play, incremental revenues are earned from similar sources.

      The Company's operations are seasonal, commencing with spring training camp that opens in mid-February and ending with the conclusion of the Major League Baseball ("MLB") regular season in late September or early October. If the Indians qualify for the post-season playoffs, the team can play until the end of October, the duration of participation being contingent on continued winning at each level of post-season play (the Division, League Championship and World Series). For financial reporting purposes, the Company generally recognizes revenues and expenses on a per game basis. Because the regular season begins in late March or early April, the first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on a typical MLB regular season schedule, approximately one-half of the revenues are recognized in the second quarter and the remainder in the third quarter, excluding MLCF revenues. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of scheduling of post-season playoffs in any given year, revenue and expenses associated with post-season will generally be recognized in the third and fourth quarters, depending upon when actual games are played.

      The Company currently receives a substantial portion of its receipts from the advance sale of regular season tickets and premium seating rents during the months of December and January, prior to the commencement of the MLB regular season. Season tickets and public single-game tickets are sold during this time period. In recent years, Jacobs Field attendance during the regular season has approximated 3.5 million fans, of which approximately 2.2 million are represented by season tickets.

      The Major League Baseball regular season schedule consists of 162 games, of which 81 are scheduled to be played at home and 81 are scheduled to be played on the road. During the first quarter of 1999, there were no regular season games scheduled as compared to the first quarter of 1998 when the first game of the regular season was played on March 31 on the road.

The following table outlines the spring training home games and exhibition games played during 1999 and 1998:

                                    1999                                     1998
                    ------------------------------------         -------------------------------
                     Spring                                       Spring
                    Training     Exhibition       Total          Training     Exhibition   Total
First Quarter         15             --             15             13              2        15
Second Quarter         1              2              3             --             --        --
                    ----           ----           ----           ----           ----      ----
  Total               16              2             18             13              2        15
                    ====           ====           ====           ====           ====      ====

The following table outlines the regular season games played or scheduled during 1999 and games played during 1998:

                                    1999                                     1998
                     ----------------------------------          -----------------------------
                     Home           Away          Total           Home       Away        Total
First Quarter         --             --             --             --          1             1
Second Quarter        40             36             76             41         38            79
Third Quarter         38             45             83             40         42            82
Fourth Quarter         3             --              3             --         --            --
                    ----           ----           ----           ----       ----          ----
  Total               81             81            162             81         81           162
                    ====           ====           ====           ====       ====          ====

RESULTS OF OPERATIONS

     The following discussion compares the results from continuing operations of the Company for the three months ended March 31, 1999 and the results of operations of the Predecessor Group for the three months ended March 31, 1998.

REVENUES

     Net ticket sales are comprised of all net revenues from spring training and exhibition games. Net ticket sales revenue decreased $152,000, or 14%, in the first quarter of 1999 as compared to the first quarter of 1998 primarily as a result of two exhibition games played in 1998 that were played in the second quarter of 1999.

     Merchandise sales include all sales at the Indians team shops and Jacobs Field. The $180,000, or 13%, increase in merchandise sales in the first quarter of 1999 was primarily due to sales at the Winter Haven team shop. Beginning in 1999, the control of retail operations and therefore the related revenues and expenses at the Winter Haven site was transferred to the Company from the city of Winter Haven.

     The provision for revenue sharing decreased $12,000 in the first quarter of 1999 primarily due to a decrease in net local revenue as a result of the reductions in net ticket sales. The revenue sharing rate is 17% in 1999 compared to 16% in 1998.

OPERATING EXPENSES

     Major league operating costs include salaries of players and coaches, the payroll luxury tax, travel costs, spring training, equipment and medical costs. These costs increased $579,000, or 23%, in the first quarter of 1999 primarily due to compensation expense of $818,000 resulting from the appreciation on securities held as prescribed by certain deferred compensation contracts. Prior to the adoption of EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested," in December 1998, the increases in value directly offset the related earnings on the securities purchased to assist in the funding of these liabilities. This increase was primarily offset as no player salary expense was recognized during the first quarter of 1999 as compared to $298,000 in 1998 associated with the one regular season game played.

     Player development costs, which include scouting programs, minor league and Latin America operations and other specialized development programs, increased $170,000, or 7%, in the first quarter of 1999. The increase is primarily due to increased costs of the Latin American operations related to equipment and travel.

     Ballpark operating expenses include labor and ballpark supply costs, ticket services, scoreboard operations, broadcasting and ballpark rent. These expenses decreased $554,000, or 26%, in the first quarter of 1999, primarily due to decreased expenses related to ticket services.

     The cost of merchandise sold increased $84,000, or 5%, in the first quarter of 1999. The increase in 1999 was primarily the result of the Indians operating the Winter Haven team shop.

     Administrative and general expenses increased $283,000, or 13%, in the first quarter of 1999. The increase was primarily due to additional expenses attributable to operating as a public company and contractual increases in front office salaries.

     Major Leagues Central Fund expenses allocated to the Cleveland Indians increased $314,000, or 104%, in the first quarter of 1999. The increase was due to a donation to the Baseball Hall of Fame on behalf of the member clubs and an increase in the expenses associated with the administration of the Office of the Commissioner of Major League Baseball.

     Advertising and promotion expenses increased $159,000 or 17% in the first quarter of 1999. The increase was primarily due to production costs related to a media campaign.

     Amortization of signing bonuses and player contracts is comprised of the write-off of the net book value of the signing bonus and contract value of player contracts disposed of, in transactions not involving a trade or sale.

     Depreciation and amortization includes depreciation on fixed assets and amortization of the Club's membership in the American League and deferred lease costs. Depreciation and amortization increased $87,000, or 22% in the first quarter of 1999 primarily due to additions to fixed assets since the first quarter of 1998.

OTHER INCOME AND EXPENSE

     Interest income includes earnings on cash equivalents, marketable securities, securities purchased to assist in the funding of certain deferred compensation liabilities and the loan to the general partner. Interest income decreased $138,000, or 7%, in the first quarter of 1999. The decrease was due to a reduction in interest on cash equivalents and marketable securities and a reduction in interest from the loan to the general partner that was paid off in March 1998. These decreases were offset by the appreciation on securities purchased to assist in the funding of certain deferred compensation liabilities in the first quarter of 1999 that were previously offset against the increase in the deferred compensation liability.

     There were no gains or losses on player transactions in the first quarter of 1999. The loss of $1,604,000 in the first quarter of 1998 is comprised of approximately a $2,000,000 loss attributable to a February 1998 trade of one player partially offset by the sale of one player's contract to a Japanese team resulting in a gain of $300,000.

     Minority interest represents the interest in the loss of the Partnership that was not purchased and is not owned by the Company. For the first quarter of 1999, the minority interest of $4,763,000 is 49% of the loss of the Company. Although the limited partner is not obligated to fund any partnership deficits, management anticipates that the Company will generate income from operations for the 1999 year. Accordingly, the limited partner's portion of the loss from operations has been allocated to minority interest.

     The benefit from income taxes represents the estimated tax benefit on the Company's loss at the applicable corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash historically has been cash provided from operating activities. Operating activities generated $21.2 million in the first quarter of 1999 compared to $21.0 million in the first quarter of 1998 despite a net loss for the periods.

     Investing activities used net cash of $36.1 million in the first quarter of 1999 compared to generating net cash of $26.5 million in the first quarter of 1998. The Company's net purchase of investments and marketable securities decreased cash by $33.5 million in the first quarter of 1999 compared to $6.0 million in the first quarter of 1998. In addition, the Predecessor Group received payment of a loan to its general partner of $35.5 million in the first quarter of 1998.

     Financing activities used cash of $49.2 million in the first quarter of 1998 as the Predecessor Group made distributions to its general partner.

     Under the terms of the Major League Credit Facility, certain MLB clubs, including the Cleveland Indians have the ability to obtain financing on a revolving credit basis. The obligations under the Major League Credit Facility are non-recourse to the Partnership, and the obligations to repay advances for the benefit of the Partnership are secured by the rights of the Partnership to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB Properties. In connection with the Major League Credit Facility, the Indians have assigned their rights to receive their share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The facility expires on the earlier of April of 2001 or voluntary termination by the MLB Trust. As of March 31, 1999, the interest rate on the amounts borrowed on the facility, which is based on LIBOR plus a program fee of 0.35%, was 5.51%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to commitment and other fees. Unless the facility is renewed by the parties, upon expiration, the outstanding borrowings convert into a four-year term loan with a principal repayment schedule as follows: 15% in the first year, 20% in the second, 25% in the third and 40% in the fourth and final year. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Indians will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

     Until the first quarter of 1998, the Predecessor Group had historically borrowed the full amount available to it under the Major League Credit Facility and in-turn loaned the proceeds to CBC, the Partnership's general partner. In March 1998, the Partnership distributed $49.2 million to its partners and CBC repaid its $35.5 million debt due to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Major League Credit Facility currently provides the Company with an aggregate availability of $45.0 million, of which $9.5 million was available as of March 31, 1999.

     The Company maintained a line of credit with KeyBank N.A. which provided aggregate availability of up to $9.0 million. The line of credit matured on November 1, 1998 and was extended to February 28, 1999. The Company did not renew the line when it expired in February 1999.

     The Company's ability to incur additional indebtedness is limited by applicable provisions of the agreements that govern all MLB clubs, which limit the amount of debt that may be secured by the assets of, or ownership interests in, an MLB club and require that the parties to any secured loan that is approved execute an agreement limiting the rights of the lenders and the club under certain circumstances, including upon an event of default or foreclosure. The consent of the MLB is also required prior to the issuance of any additional debt or equity securities by the Company. In addition, MLB clubs may not incur indebtedness in an amount in excess of two-thirds of the value of their assets calculated in accordance with MLB rules.

     The Company has significant commitments under its contracts with players and other personnel, aggregating approximately $223.2 million as of March 31, 1999, including approximately $136.8 million scheduled for payment in the remainder of 1999 and 2000. The Company's commitments under all multi-year contracts and some single-year contracts are guaranteed, even if the player's contract is terminated or if the player is physically unable to perform due to death, injury or illness. The Company's obligations under non-guaranteed single-year contracts are payable if the player's contract is terminated for performance reasons or due to disability resulting directly from injury sustained in the course and within the scope of his employment, but are otherwise not guaranteed. The Company carries life insurance to fully insure its obligations under the contracts for the 25-man major league roster. As of March 31, 1999, the Company also carried disability insurance in the aggregate amount of $132 million for players under multi-year contracts. The disability benefits are generally payable after 90 days of a player's disability and are subject to specified pre-existing conditions.

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

     Cash and cash equivalents, marketable securities and investments at March 31, 1999 were approximately $74.8 million compared to approximately $56.4 million at December 31, 1998. The increase was primarily attributable to the seasonal operations of the Company and the substantial cash and investment position at March 31, 1999 related to continuing advance ticket sales in the first quarter. The majority of the Company's expenditures occur during the regular season which generally coincide with the Company's second and third quarters. The cash and cash equivalents, marketable securities and investments and, correspondingly, the deferred revenue balance increase to approximately $80.2 million at March 31, 1999 compared to approximately $48.8 million at December 31, 1998, are affected by receipts for regular season games which occurred primarily in the fourth quarter of 1998 and the remainder in the first quarter of 1999.

SUBSEQUENT EVENT

     On May 13, 1999, the Company announced that its Board of Directors has engaged The Goldman Sachs Group, Inc. and McDonald Investments Inc. to identify potential buyers for the franchise. The Company's press release containing the announcement is filed herewith as Exhibit 99.1.

YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

     The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans to complete the testing and modification of all significant hardware and software applications by September 30, 1999. The estimated cost to address the Year 2000 issue is $300,000, which is being funded through operating cash flows, and in the opinion of management will not have a material impact on the Company's business, operations or financial condition. The cost of the project and the date on which the Company believes it will substantially complete the Year 2000 modifications are based on management's best estimates, which are derived from numerous assumptions of future events, including the continued availability of computer programming expertise and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

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

ITEM 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company measures its market risk, related to its holdings of financial instruments based on changes in interest rates utilizing a sensitivity analysis. The sensitivity analysis measures the potential loss in fair values, cash flows and earnings based on a hypothetical 10% change (increase and decrease) in interest rates. The Company used current market rates on its debt to perform sensitivity analysis.

     The Company's primary interest rate exposures relate to its cash, marketable securities, short-term investments and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company

PART II.  OTHER INFORMATION

Except to the extent noted below the items required in Part II are inapplicable, or if applicable, would be answered in the negative and have been omitted.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits

EXHIBIT
  NO.                               DESCRIPTION
  ---                               -----------

10.1 Third Amendment to Management Agreement By and Between Gateway Economic Development Corporation of Greater Cleveland and Cleveland Indians Baseball Company Limited Partnership.

10.2 First Amendment to Lease Agreement By and Between Gateway Economic Development Corporation of Greater Cleveland and Cleveland Indians Baseball Company Limited Partnership.

10.3 First Amendment to Ground Lease Agreement By and Between Gateway Economic Development Corporation of Greater Cleveland and Cleveland Indians Baseball Company Limited Partnership.

10.4      Employment Agreement Between the Company and Mark Shapiro

10.5      Amendment to Employment Agreement Between the Company and Jeff
          Overton

27.1      Financial Data Schedule (filed herewith)

99.1      Company Press Release Dated May 13, 1999

(b)       Reports of Form 8-K

          None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  May 17, 1999                     By: /s/ Kenneth E. Stefanov
                                            -----------------------
                                            Kenneth E. Stefanov
                                            Vice President, Finance
                                            (principal financial officer and
                                            principal accounting officer)