Form 10-Q
period 1999-06-30
CLEVELAND INDIANS BASEBALL CO INC
filed 1999-08-16
CIK 1059019

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of August 13, 1999 was as follows:

CLASS A COMMON SHARES                                           4,139,476 SHARES
CLASS B COMMON SHARES                                           2,283,957 SHARES

                                     INDEX*

                                                                                               PAGE
                                                                                               ----
PART I.       FINANCIAL INFORMATION

ITEM 1.       CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

              a)      Unaudited Consolidated Balance Sheets as of June 30, 1999
                      and December 31, 1998                                                      3

              b)      Unaudited Consolidated Statements of Operations of Cleveland
                      Indians Baseball Company, Inc. for the Three Months Ended
                      June 30, 1999 and for the period from June 9, 1998 to June 30, 1998 and the Combined Statement of Operations of Cleveland Indians
                      Baseball Company Predecessor Group for the period from April 1,
                      1998 to June 8, 1998                                                       4

              c)      Unaudited Consolidated Statements of Operations of Cleveland
                      Indians Baseball Company, Inc. for the Six Months Ended June 30,
                      1999 and for the period from June 9, 1998 to June 30, 1998 and the
                      Combined Statement of Operations of Cleveland Indians Baseball
                      Company Predecessor Group for the period from January 1, 1998 to
                      June 8, 1998                                                               5

              d)      Unaudited Condensed Consolidated Statements of Cash Flows of
                      Cleveland Indians Baseball Company, Inc. for the Six Months
                      Ended June 30, 1999 and for the period from June 9, 1998 to June
                      30, 1998 and the Combined Statement of Operations of Cleveland
                      Indians Baseball Company Predecessor Group for the period from
                      January 1, 1998 to June 8, 1998                                            6

              e)      Notes to Unaudited Condensed Consolidated and Combined
                      Financial Statements                                                       7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION                                                               11

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                        21


PART II.      OTHER INFORMATION

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                               22

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                                  23

SIGNATURES                                                                                      24


* Items not listed are inapplicable

PART I.  FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                          JUNE 30,         DECEMBER 31,
                                                                           1999                1998
                                                                           ----                ----
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                            $  14,375           $  39,283
   Marketable securities                                                   34,695              13,287
   Investments                                                                 --               3,783
   Receivables and accrued income                                          14,468               9,421
   Merchandise inventories                                                  1,771               1,207
   Prepaid expenses and other current assets                                2,082               2,969
   Deferred taxes                                                           1,425                  --
   Deposit for grievance settlement                                         9,814               9,589
                                                                        ---------           ---------
       Total current assets                                                78,630              79,539
                                                                        ---------           ---------

FIXED ASSETS:
   Leasehold improvements, furniture and fixtures
     and other equipment, at cost                                          10,839               8,969
   Less accumulated depreciation and amortization                           3,973               3,387
                                                                        ---------           ---------
       Total fixed assets, net                                              6,866               5,582

PREPAID SIGNING BONUSES AND PLAYER
   CONTRACTS (Net of accumulated amortization)                             12,170              10,590

INTANGIBLE ASSETS (Net of accumulated amortization)                         9,984              10,383

DEFERRED TAXES                                                              1,824               3,960

OTHER ASSETS                                                               15,525              11,969
                                                                        ---------           ---------
TOTAL                                                                   $ 124,999           $ 122,023
                                                                        =========           =========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                             $  17,675           $  10,961
   Deferred revenue                                                        42,485              48,829
   Current portion of long-term debt                                          516                 448
   Reserve for players' grievance damages                                   9,814               9,589
   Income taxes payable                                                        75                 750
                                                                        ---------           ---------
       Total current liabilities                                           70,565              70,577

LONG-TERM LIABILITIES                                                      61,674              57,951

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, without par value; 1,000,000 shares
     authorized; no shares issued and outstanding                              --                  --
   Class A Common Shares, without par value; 27,000,000 shares
     authorized; 4,139,376 shares issued and outstanding                   55,800              55,800
   Class B Common Shares, without par value; 3,000,000 shares
     authorized; 2,283,957 shares issued and outstanding                    5,125               5,125
   Additional paid in capital                                               4,700               4,700
   Retained earnings (deficit)                                            (72,865)            (72,130)
                                                                        ---------           ---------
       Total shareholders' equity (deficit)                                (7,240)             (6,505)
                                                                        ---------           ---------
TOTAL                                                                   $ 124,999           $ 122,023
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

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                 THE
                                                                                                             PREDECESSOR
                                                                              THE COMPANY                       GROUP
                                                                              -----------                       -----
                                                                  THREE MONTHS            PERIOD               PERIOD
                                                                     ENDED                JUNE 9,              APRIL 1,
                                                                    JUNE 30,            TO JUNE 30,           TO JUNE 8,
                                                                     1999                  1998                  1998
                                                                     ----                  ----                  ----
REVENUES:
   Net ticket sales                                              $    30,089           $     9,413           $    18,155
   Local radio and television                                         10,586                 1,820                 7,279
   Concession and catering                                             7,861                 2,721                 5,230
   Private suite and club seat rentals                                 5,697                 1,638                 3,160
   Advertising and promotion                                           7,090                 1,703                 3,284
   Merchandise                                                         6,211                 1,740                 4,108
   Major Leagues Central Fund                                          4,667                   703                 2,206
   Other (primarily Major League Baseball Properties)                    940                   217                   682
   Provision for revenue sharing                                      (5,414)               (1,461)               (2,818)
                                                                 -----------           -----------           -----------
       Total revenues                                                 67,727                18,494                41,286
                                                                 -----------           -----------           -----------

OPERATING EXPENSES:
   Major league team                                                  36,507                 7,675                26,435
   Player development                                                  4,108                   912                 2,861
   Ballpark operations                                                 4,838                 1,585                 3,107
   Cost of merchandise sold                                            3,951                 1,050                 2,451
   Administrative and general                                          3,020                   693                 2,117
   Major Leagues Central Fund                                          2,026                   403                 1,266
   Advertising and promotion                                           1,363                   265                   833
   Amortization of signing bonuses and player contracts                2,408                   496                 1,554
   Depreciation and amortization                                         486                   121                   381
                                                                 -----------           -----------           -----------
       Total operating expenses                                       58,707                13,200                41,005
                                                                 -----------           -----------           -----------

OPERATING INCOME                                                       9,020                 5,294                   281

OTHER INCOME (EXPENSE):
   Interest income                                                     1,303                   211                   667
   Interest expense                                                     (527)                 (169)                 (530)
                                                                 -----------           -----------           -----------

INCOME BEFORE MINORITY INTEREST AND
   PROVISION FOR INCOME TAXES                                          9,796                 5,336                   418

MINORITY INTEREST                                                     (4,800)               (2,615)                   --

PROVISION FOR INCOME TAXES                                            (2,064)                 (915)                   --
                                                                 -----------           -----------           -----------
NET INCOME                                                       $     2,932           $     1,806           $       418
                                                                 ===========           ===========           ===========

BASIC AND DILUTED NET INCOME PER SHARE                           $      0.46           $      0.28
                                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                           6,423,333             6,423,333
                                                                 ===========           ===========
   Diluted                                                         6,427,725             6,423,333
                                                                 ===========           ===========

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                THE
                                                                                                            PREDECESSOR
                                                                            THE COMPANY                        GROUP
                                                                            -----------                        -----
                                                                  SIX MONTHS            PERIOD                 PERIOD
                                                                    ENDED                JUNE 9,             JANUARY 1,
                                                                   JUNE 30,            TO JUNE 30,           TO JUNE 8,
                                                                     1999                 1998                  1998
                                                                     ----                 ----                  ----
REVENUES:
   Net ticket sales                                              $    31,029           $     9,413           $    19,248
   Local radio and television                                         10,586                 1,820                 7,317
   Concession and catering                                             7,887                 2,721                 5,250
   Private suite and club seat rentals                                 5,715                 1,638                 3,160
   Advertising and promotion                                           7,090                 1,703                 3,284
   Merchandise                                                         7,823                 1,740                 5,540
   Major Leagues Central Fund                                          4,667                   703                 2,206
   Other (primarily Major League Baseball Properties)                  1,689                   217                 1,357
   Provision for revenue sharing                                      (5,625)               (1,461)               (3,041)
                                                                 -----------           -----------           -----------
       Total revenues                                                 70,861                18,494                44,321
                                                                 -----------           -----------           -----------

OPERATING EXPENSES:
   Major league team                                                  39,594                 7,675                28,943
   Player development                                                  6,838                   912                 5,422
   Ballpark operations                                                 6,396                 1,585                 5,218
   Cost of merchandise sold                                            5,656                 1,050                 4,072
   Administrative and general                                          5,420                   693                 4,234
   Major Leagues Central Fund                                          2,643                   403                 1,569
   Advertising and promotion                                           2,473                   265                 1,784
   Amortization of signing bonuses and player contracts                2,781                   496                 1,779
   Depreciation and amortization                                         970                   121                   778
                                                                 -----------           -----------           -----------
       Total operating expenses                                       72,771                13,200                53,799
                                                                 -----------           -----------           -----------
OPERATING INCOME (LOSS)                                               (1,910)                5,294                (9,478)

OTHER INCOME (EXPENSE):
   Interest income:
     Affiliate                                                            --                    --                   595
     Other                                                             3,113                   211                 2,020
   Interest expense                                                   (1,127)                 (169)               (1,191)
   Loss on player transactions                                            --                    --                (1,604)
                                                                 -----------           -----------           -----------

INCOME (LOSS) BEFORE MINORITY INTEREST
   AND PROVISION FOR INCOME TAXES                                         76                 5,336                (9,658)

MINORITY INTEREST                                                        (37)               (2,615)                   --

PROVISION FOR INCOME TAXES                                              (811)                 (915)                   --
                                                                 -----------           -----------           -----------
NET INCOME (LOSS)                                                $      (772)          $     1,806           $    (9,658)
                                                                 ===========           ===========           ===========
BASIC AND DILUTED NET INCOME (LOSS) PER SHARE                    $     (0.12)          $      0.28
                                                                 ===========           ===========
WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                           6,423,333             6,423,333
                                                                 ===========           ===========
   Diluted                                                         6,427,725             6,423,333
                                                                 ===========           ===========

See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                                                         THE
                                                                                                      PREDECESSOR
                                                                          THE COMPANY                    GROUP
                                                                          -----------                    -----
                                                                 SIX MONTHS          PERIOD             PERIOD
                                                                   ENDED              JUNE 9,          JANUARY 1,
                                                                  JUNE 30,          TO JUNE 30,        TO JUNE 8,
                                                                    1999               1998               1998
                                                                    ----               ----               ----
CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                    $   (899)          $ (6,999)             3,607
                                                                  --------           --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in short-term investments                              3,783              6,827             14,300
   Purchases of marketable securities                              (61,092)                --                 --
   Maturities of marketable securities                              39,684                 --                 --
   Purchase of long-term investments                                  (508)              (425)            (1,156)
   Proceeds from sale of player contracts                              241                248                413
   Capital expenditures                                             (1,892)              (209)            (1,062)
   Expenditures for the purchase of
     player contracts and signing bonuses                           (4,225)              (342)            (4,007)
   Decrease in loan to general partner                                  --                 --             35,500
   Acquisition of partnership interest                                  --            (55,800)                --
                                                                  --------           --------           --------
     Net cash provided by (used in) investing activities           (24,009)           (49,701)            43,988
                                                                  --------           --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt issuance costs                                       --                 --               (192)
   Net proceeds from sale of common stock                               --             55,800                 --
   Distributions to general partner                                     --                 --            (49,200)
                                                                  --------           --------           --------
     Net cash provided by (used in) financing activities                --             55,800            (49,392)
                                                                  --------           --------           --------


NET DECREASE IN CASH AND CASH EQUIVALENTS                          (24,908)              (900)            (1,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      39,283              1,935              3,732
                                                                  --------           --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                          $ 14,375           $  1,035           $  1,935
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

         o The original shareholders and Martin J. Cleary contributed their interests in Ballpark Management Company ("Ballpark Management") and MJC Baseball, Inc. ("MJC") to the Company in exchange for 6,043 Class A Common Shares and 2,283,957 Class B Common Shares valued at $5,125.

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

2.       INTERIM FINANCIAL STATEMENTS

              The accompanying interim financial statements are unaudited; however, the financial statements have been presented as permitted by Form 10-Q and do not include all of the disclosures required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring matters) necessary for a fair presentation of the financial statements for these interim periods have been included. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the full fiscal year. These financial statements should be read in conjunction with the Company's annual report on Form 10-K for its fiscal year ended December 31, 1998 and the consolidated financial statements and notes of the Company and the combined financial statements and notes of the Predecessor Group.

              The Company's operations are seasonal, commencing with spring training camp that opens in mid-February and ending with the conclusion of the Major League Baseball ("MLB") regular season in late September or early October. If the Indians qualify for post-season playoffs, the team can play until the end of October. For financial reporting purposes, the Company generally recognizes revenues and expenses on a per game basis. Because the regular season begins in late March or early April, the first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on a typical MLB regular season, approximately one-half of the revenues are recognized in the second quarter and the remainder in the third quarter, excluding Major League Central Fund revenues. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of the scheduling of post-season playoffs in any given year, revenues and expenses associated with the post-season will be generally recognized in the third and fourth quarters, depending upon when actual games are played.

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

              Marketable Securities - Marketable securities classified as current assets are comprised of bankers' acceptances and various debt securities. The Company has classified these marketable securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of equity. Realized gains and losses are computed on the basis of specific identification and are included in interest income. The estimated fair value of marketable securities approximated cost at June 30, 1999. Marketable securities classified as other non-current assets acquired to assist in the funding of certain deferred compensation liabilities are classified as trading securities and, accordingly, are carried at fair value with unrealized gains and losses reported as current period income and expense.

              Minority Interest Allocation - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at June 30, 1999, amounted to 49%. The deficit recorded by the Company as of the date of the Offering and related transactions includes the deficit attributable to the minority interest. Earnings allocable to the minority interest, net of distributions and losses allocable to the minority interest, will be credited to retained earnings until the deficit is restored.

              Income Taxes - Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences in future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts. A valuation allowance reduces deferred tax assets when management has determined it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The current deferred tax asset at June 30, 1999 in the amount of $1,425 has been recognized since management believes realization in future interim periods is "more likely than not."

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

              Comprehensive Income - For the three-month period ended June 30, 1999 and six-month period ended and as of June 30, 1999, there were no material differences between net income and comprehensive income.

              Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with classifications used in 1999.

4.       MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT

              In April 1998, the Company entered into a revolving credit facility ("facility") which replaced the previous agreement arranged by MLB and funded by a bank group. The terms of the facility require interest only payments through April 2001. Outstanding balances can be repaid in whole or in part in accordance with the facility. On April 10, 2001, the facility may convert to a four-year term loan with principal repayments of 15%, 20%, 25% and 40% of the outstanding principal amount of all borrowings as of the termination date payable on January 10 of the first, second, third and fourth calendar years following the termination date, respectively. Accordingly, the outstanding balance of $35,500 at June 30, 1999 is reflected in long-term liabilities. Outstanding borrowings bear interest under the facility, based upon LIBOR plus .35%, at 5.38% and 5.51% at June 30, 1999 and December 31, 1998, respectively.

5.       LONG-TERM INCENTIVE PLAN

              The Company has established a long-term incentive plan (stock option plan) for the purpose of attracting, retaining and rewarding key employees of the Company and its affiliates and members of the Board of Directors and to strengthen the mutuality of interest between such key employees and the Company's shareholders. In conjunction with the Offering, the Company granted options to purchase 294,350 Class A Common Shares to directors, officers and employees. All options were issued at an exercise price of $15.00, the initial public offering price per share. The options vest in three equal annual increments beginning one year after the date of grant and will expire ten years after the date of grant. On June 4, 1999, options to purchase 87,083 common shares vested.

              Since the Offering, options to purchase 33,100 common shares were forfeited. As of June 30, 1999, options to purchase 261,250 common shares were outstanding. An additional 438,750 common shares were reserved for issuance under the Company's long-term incentive plan.

6.       SIGNIFICANT EVENT

              On May 13, 1999, the Company announced that its Board of Directors had engaged the Goldman Sachs Group, Inc. and McDonald Investments, Inc. to identify potential buyers for the franchise. Management makes no representation as to the outcome of the potential sale of the Company.

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

o        The control of the Company by Richard E. Jacobs

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

         The Company derives substantially all of its revenues from:

o        Sales of tickets to home games

o        Contracts with local broadcast organizations

o        Food and beverage concession sales

o        Premium seating rents

o        Advertising and promotional sales

o        Merchandise sales and royalties

o        Participation in the Major Leagues Central Fund ("MLCF")

o        Parking and ancillary baseball related revenues

         If the Indians qualify for post-season play, incremental revenues are earned from similar sources.

         The Company's operations are seasonal, commencing with spring training camp that opens in mid-February and ending with the conclusion of the MLB regular season in late September or early October. If the Indians qualify for the post-season playoffs, the team can play until the end of October, the duration of participation being contingent on continued winning at each level of post-season play (the Division, League Championship and World Series). For financial reporting purposes, the Company generally recognizes revenues and expenses on a per game basis. Because the regular season begins in late March or early April, the first fiscal quarter, which ends on March 31, generally includes limited revenues and reflects a loss attributable to fixed costs of operations during the quarter. Based on a typical MLB regular season schedule, approximately one-half of the revenues are recognized in the second quarter and the remainder in the third quarter, excluding MLCF revenues. The number of home events scheduled, and ultimately played, in a given quarter will significantly influence quarterly financial results from year to year. Because of scheduling of post-season playoffs in any given year, revenue and expenses associated with post-season will generally be recognized in the third and fourth quarters, depending upon when actual games are played.

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

         The Major League Baseball regular season schedule consists of 162 games, of which 81 are scheduled to be played at home and 81 are scheduled to be played on the road. During the first quarter of 1999, there were no regular season games played as compared to the first quarter of 1998 when the first game of the regular season was played on March 31 on the road. During the three-month period ended June 30, 1999, there were 40 regular season home games played versus 41 in the three-month period ended June 30, 1998.

         The following table outlines the spring training home games and exhibition games played during 1999 and 1998:

                                             1999                                                1998
                          --------------------------------------------       --------------------------------------------
                              Spring                                             Spring
                             Training      Exhibition         Total             Training      Exhibition        Total
                          ------------    ------------    ------------       ------------    ------------   -------------
First Quarter                      15              --              15                 13               2              15
Second Quarter                      1               2               3                 --              --              --
                          ------------    ------------    ------------       ------------    ------------   -------------
  Total                            16               2              18                 13               2              15
                          ============    ============    ============       ============    ============   =============

         The following table outlines the regular season games played and/or scheduled during 1999 and played during 1998:

                                              1999                                               1998
                          --------------------------------------------       --------------------------------------------
                              Home            Away            Total              Home            Away           Total
                          ------------    ------------    ------------       ------------    ------------   -------------
First Quarter                      --              --              --                 --               1               1
Second Quarter                     40              36              76                 41              38              79
Third Quarter                      38              45              83                 40              42              82
Fourth Quarter                      3              --               3                 --              --              --
                          ------------    ------------    ------------       ------------    ------------   -------------
  Total                            81              81             162                 81              81             162
                          ============    ============    ============       ============    ============   =============



RESULTS OF OPERATIONS

         The following discussion compares the results from continuing operations of the Company for the three-month period and six-month period ended June 30, 1999 with the results from continuing operations of the Company and the Partnership on a consolidated basis (including the operations of the Predecessor Group) for the three-month period and six-month period ended June 30, 1998.

REVENUES

         Net ticket sales revenue is comprised of gross ticket revenues from regular season home games, less City of Cleveland admissions tax and an American League assessment, plus net revenues derived from spring training and exhibition games. Net ticket sales revenue increased $2,521,000, or 9%, in the three-month period ended June 30, 1999 and $2,368,000, or 8%, in the six-month period ended June 30, 1999 as compared to the same periods in 1998 primarily due to a 10% increase in the average ticket price offset by a 2% decrease in paid attendance. Paid attendance decreased as a result of one fewer regular season home event played in the three-month period and the six-month period ended June 30, 1999 compared to the same periods in 1998. There was one rain-out in the second quarter of both periods which was rescheduled in the third quarter of each respective year. Exhibition receipts increased $250,000 for the three-month period ended June 30, 1999 as compared to the same period in 1998 as a result of the two exhibition games being played in the second quarter of 1999 which were played in the first quarter of 1998.

         Local radio and television revenue is recognized as the regular season games are played. Local radio and television revenue increased $1,487,000, or 16%, in the three-month period ended June 30, 1999 and $1,449,000, or 16%, in the six-month period ended June 30, 1999 as compared to the same periods in 1998. Even though three fewer games were broadcast in the three-month period ended June 30, 1999 and four fewer games were broadcast in the six-month period ended June 30, 1999 compared to the same periods in 1998, local radio advertising revenue increased $450,000 and $412,000, respectively, due to increased radio advertising rates and advertising volume. Television revenues increased $1,037,000 due to a 43% increase in rights fees even though there were four less telecasts in the three-month period and six-month period ended June 30, 1999 compared to the same periods in 1998.

         Concession and catering revenue is primarily derived from general food and beverage concessions throughout Jacobs Field, including private suite and club seat catering. Concession and catering revenue decreased approximately $90,000, or 1%, in the three-month period and six-month period ended June 30, 1999 as compared to the same periods in 1998. The decreases were primarily attributable to one fewer home event played in 1999 offset by increased consumer spending in the three-month period and six-month period ended June
30, 1999 as compared to the same periods in 1998.

         Revenue from private suite and club seat rentals includes lease income from the suites and club seats that are leased on four year terms as well as single game rentals of suites and Terrace Club memberships. Private suite and club seat rental revenue is recognized as the home games are played and increased $899,000, or 19%, in the three-month period ended June 30, 1999 and $917,000, or 19%, in the six-month period ended June 30, 1999 as compared to the same periods in 1998. The increases were primarily attributable to a $696,000 increase in rental revenues associated with the renewal of 62 suites and 461 club seats and a $153,000 increase in rental income from suites rented on a single game basis.

         Advertising and promotions revenue consists primarily of the sale of advertising space throughout Jacobs Field, marketing and promotional activities and licensing of the Club's name and logo. Advertising and promotions revenue increased $2,103,000, or 42%, in the three-month period and six-month period ended June 30, 1999, compared to the same periods in 1998. The increases were primarily due to a $1,465,000 increase in ballpark advertising signage, primarily related to new homeplate signage in 1999, and a $638,000 increase in marketing and promotional revenue.

         Merchandise sales include all sales at the Indians team shops and Jacobs Field. The $363,000, or 6%, increase in merchandise sales in the three-month period ended June 30, 1999 and $543,000, or 7%, increase for the six-month period ended June 30, 1999 compared to the same periods in 1998 were primarily due to increased game day sales and to sales at the Winter Haven team shop during 1999 spring training. Beginning in 1999, the control of retail operations and, therefore, the related revenues and expenses at the Winter Haven site was transferred to the Company from the city of Winter Haven.

         The Major Leagues Central Fund was established by the Commissioner of Major League Baseball to collect certain revenues and to pay certain expenses that relate to the operations of Major League Baseball. These revenues and expenses are generally shared by the 30 major league baseball teams.
The principal component of MLCF revenues is the Cleveland Indians share of national television and radio broadcasting fees. Major Leagues Central Fund revenues increased $1,758,000, or 60%, in the three-month period and the six-month period ended June 30, 1999 compared to the same periods in 1998. The increase is primarily attributable to an increase in Central Fund revenue associated with copyright arbitration royalties and broadcasting contractual fees.

         Major League Baseball member clubs participate in a revenue sharing system. Under the system, each club must contribute a percentage of its net local revenue to a revenue sharing pool. Once the pool is accumulated, it is redistributed to the clubs on a basis that disproportionately benefits clubs with below average revenue. The Cleveland Indians have been a net payor under the revenue sharing system since inception. Provision for revenue sharing increased $1,135,000, or 27%, for the three-month period ended June 30, 1999 and $1,123,000 or 25%, for the six-month period ended June 30, 1999 compared to the same periods in 1998. These increases were primarily attributable to the increase in the revenue sharing tax rate from 16% in 1998 to 17% in 1999 and an increase in net local revenue as defined in the Collective Bargaining Agreement.

OPERATING EXPENSES

         Major league team costs include salaries of players and coaches, the payroll luxury tax, travel costs, spring training, equipment and medical costs. These costs increased $2,397,000, or 7%, in the three-month period ended June 30, 1999 and $2,976,000, or 8%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. The increase for the three-month period is primarily attributable to a $3,911,000 increase in major league roster salaries offset by a $1,717,000 reduction in the luxury tax assessment. Due to an approximate 15% increase in 1999 in the player salary threshold over which the luxury tax is assessed, it is estimated that the Cleveland Indians will not be assessed for the 1999 season. The increase for the six-month period is primarily attributable to a $4,433,000 increase in major league roster salaries offset by a $1,717,000 reduction in the luxury tax assessment. Included in major league roster salaries were $438,000 and $1,257,000 of deferred compensation expense for the three-month period and six-month period ended June 30, 1999. The deferred compensation expense resulted from the appreciation on securities held as prescribed by certain deferred compensation contracts. Prior to the adoption of EITF 97-14, "Accounting for Deferred Compensation Arrangements Where Amounts Earned are Held in a Rabbi Trust and Invested," in December 1998, the increases in value directly offset the related earnings on the securities purchased to assist in the funding of these liabilities.

         Player development costs, which include scouting programs, minor league and Latin America operations and other specialized development programs, increased $335,000, or 9%, in the three-month period ended June 30, 1999 and increased $504,000, or 8%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. The increase in both periods is primarily due to increased costs related to minor league workers' compensation, increased costs for a new program in Venezuela started during the second quarter and increased equipment costs.

         The cost of merchandise sold increased $450,000, or 13%, in the three-month period ended June 30, 1999 and increased $534,000, or 10%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. The increase in cost of merchandise sold is consistent with the increase in merchandise sales. Cost of merchandise sold as a percentage of merchandise sales averaged 64% and 60% for the three-month period ended June 30, 1999, and 1998, respectively, and 72% and 70% for the six-month period ended June 30, 1999 and 1998, respectively. The reduction in profit margins from 1998 to 1999 is due to a higher volume of sales per store in 1998 following the Club's success in the 1997 post-season versus 1998.

         Administrative and general expenses increased $210,000, or 7%, in the three-month period ended June 30, 1999 and increased $493,000, or 10%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. The increases are primarily due to contractual increases in front office salaries and an increase in pension expense. In addition, the six-month period ended June 30, 1999 included an increase attributable to operating as a public company beginning in the second quarter of 1998.

         Major Leagues Central Fund expenses allocated to the Cleveland Indians increased $357,000, or 21%, in the three-month period ended June 30, 1999 and increased $671,000, or 34%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. These increases were due to an increase in the expenses associated with the administration of the Office of the Commissioner of Major League Baseball.

         Advertising and promotion expenses increased $265,000, or 24%, in the three-month period ended June 30, 1999 and increased $424,000, or 21%, in the six-month period ended June 30, 1999 compared to the same periods in 1998. The increase in both periods was primarily due to costs related to a 1999 advertising campaign.

         The amortization of signing bonuses and player contracts results from the recognition of these expenses over the lives of the related player contracts and the write-off of the net book value of the signing bonus and contract value of player contracts disposed of, in transactions not involving a trade or sale. These costs increased $358,000, or 17%, in the three-month period ended June 30, 1999 and increased $506,000, or 22%, in the six-month period ended June 30, 1999 compared to the same periods in 1998 primarily due to the amortization of increased costs associated with the acquisition and signing of players.

OTHER INCOME AND EXPENSE

         Interest income includes earnings on cash equivalents, marketable securities, securities purchased to assist in the funding of certain deferred compensation liabilities and the loan to the general partner. Interest income increased $425,000, or 48%, for the three-month period ended June 30, 1999 and $287,000, or 10%, for the six-month period ended June 30, 1999 compared to the same periods in 1998. These increases were due to $456,000 and $1,297,000 appreciation for the three-month period and six-month ended June 30, 1999, respectively, on securities purchased to assist in the funding of certain deferred compensation liabilities that were previously offset against the increase in the deferred compensation liability. These increases were offset by a reduction in interest on cash equivalents and marketable securities and a reduction in interest from the loan to the general partner that was paid off in March 1998.

         Interest expense is primarily interest incurred on the Major League Baseball Revolving Credit Agreement. Interest expense decreased $172,000, or 25%, for the three-month period ended June 30, 1999 and $233,000, or 17%, for the six-month period ended June 30, 1999 compared to the same periods in 1998. These decreases were primarily due to a decrease in the interest rate related to the revolving credit facility.

         There were no gains or losses on player transactions for the three-month period and six-month period ended June 30, 1999. The loss of $1,604,000 in the first quarter of 1998 is comprised of approximately a $2,000,000 loss attributable to a February 1998 trade of one player partially offset by the sale of one player's contract to a Japanese team resulting in a gain of $300,000.

         Minority interest represents the interest in the earnings of the Partnership that was not purchased and is not owned by the Company. The minority interest of $4,800,000 and $37,000 represents a 49% interest in the earnings of the Company for the three-month period and for the six-month period ended June 30, 1999, respectively.

         Provision for income taxes represents the estimated tax on the Company's earnings for the three-month period and for the six-month period ended June 30, 1999 at the applicable corporate income tax rates.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's principal source of cash historically has been cash provided from operating activities. Operating activities utilized $899,000 for the six-month period ended June 30, 1999 compared to $3,392,000 for the six-month period ended June 30, 1998. The decrease of $2,493,000 in the use of cash by operating activities was primarily due to increased earnings before minority interest, depreciation and amortization and loss on player transactions. Cash and cash equivalents decreased $24,908,000 for the six-month period ended June 30, 1999 compared to $2,697,000 for the six-month period ended June 30, 1998 primarily due to the reinvestment of cash equivalents into longer term instruments that qualify as marketable securities in 1999.

         The Company's cash management strategy is to achieve favorable returns commensurate with the short-term nature of the investments while maintaining sufficient cash flows to meet its short-term and long-term requirements for capital and acquisition of player contracts. All marketable securities classified as current assets are available to support current operations or to take advantage of other investment opportunities.

         Under the terms of the Major League Credit Facility, certain MLB clubs, including the Cleveland Indians have the ability to obtain financing on a revolving credit basis. The obligations under the Major League Credit Facility are non-recourse to the Partnership, and the obligations to repay advances for the benefit of the Partnership are secured by the rights of the Partnership to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB Properties. In connection with the Major League Credit Facility, the Indians have assigned their rights to receive their share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The terms of the facility require interest only payments through April 2001. Outstanding balances can be repaid in whole or in part in accordance with the facility. On April 10, 2001, the facility may convert to a four-year term loan with principal repayments of 15%, 20%, 25% and 40% of the outstanding principal amount of all borrowings as of the termination date payable on January 10 of the first, second, third and fourth calendar years following the termination date, respectively. Accordingly, the outstanding balance of $35,500,000 at June 30, 1999 is reflected in long-term liabilities. As of June 30, 1999, the interest rate on the amounts borrowed on the facility, which is based on LIBOR plus a program fee of 0.35%, was 5.38%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to commitment and other fees. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Indians will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

         Until the first quarter of 1998, the Predecessor Group had historically borrowed the full amount available to it under the Major League Credit Facility and in-turn loaned the proceeds to CBC, the Partnership's general partner. In March 1998, the Partnership distributed $49,200,000 to its partners and CBC repaid its $35,500,000 debt due to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Major League Credit Facility currently provides the Company with an aggregate availability of $45,000,000 of which $9,500,000 was available as of June 30, 1999.

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

         The Company has significant commitments under its contracts with players and other personnel, aggregating approximately $196 million as of June 30, 1999, including approximately $100 million scheduled for payment in the remainder of 1999 and 2000. The Company's commitments under all multi-year contracts and some single-year contracts are guaranteed, even if the player's contract is terminated or if the player is physically unable to perform due to death, injury or illness. The Company's obligations under non-guaranteed single-year contracts are payable if the player's contract is terminated for performance reasons or due to disability resulting directly from injury sustained in the course and within the scope of his employment, but are otherwise not guaranteed. The Company carries life insurance to fully insure its obligations under the contracts for the 25-man major league roster. As of June 30, 1999, the Company also carried disability insurance in the aggregate amount of approximately $128 million for players under multi-year contracts. The disability benefits are generally payable after 90 days of a player's disability and are subject to specified pre-existing conditions.


FINANCIAL CONDITION

         Cash and cash equivalents, marketable securities and investments at June 30, 1999 were approximately $49,070,000 compared to approximately $56,353,000 at December 31, 1998. The decrease was primarily attributable to the seasonal operations of the Company and the substantial cash and investment position at December 31, 1998 related to advance ticket sales in the fourth quarter of 1998 and corresponds to the decrease in the deferred revenue balance. The majority of the Company's expenditures occur during the regular season.

         Receivables and accrued income at June 30, 1999 were $14,468,000 compared to $9,421,000 at December 31, 1998. The increase was primarily attributable to billings for sponsorship contracts and concessionaire and catering revenue that occur during the season and are paid throughout the year based upon predetermined payment schedules.

         Prepaid signing bonuses and player contracts at June 30, 1999 were $12,170,000 compared to $10,590,000 at December 31, 1998. The increase was attributable to $4,389,000 of prepaid signing bonuses and acquisition costs associated with the acquisition and signing of players offset by $2,809,000 of amortization and write-offs during the six-month period ended June 30, 1999.

         Other assets at June 30, 1999 were $15,525,000 compared to $11,969,000 at December 31, 1998. The increase was primarily attributable to the purchase of certain investments and appreciation in existing investments held in trust to assist in the funding of the Company's deferred compensation obligations.

         The majority of the Company's current liabilities are deferred revenues which decreased to $42,485,000 at June 30, 1999 compared to $48,829,000 at December 31, 1998. Deferred revenues consist primarily of advanced ticket sales and the Company satisfies this liability by playing its regular season games.

         Accounts payable and accrued liabilities at June 30, 1999 were $17,675,000 compared to $10,961,000 at December 31, 1998. The increase was primarily attributable to a $3,598,000 increase in accounts payable, a $1,912,000 increase in the provision for revenue sharing and a $1,107,000 increase in accrued expenses. The increase in payables and accrued expenses are due to the normal operations during the regular season and the increase in the provision for revenue sharing is due to the increase in the revenue sharing tax rate from 16% in 1998 to 17% in 1999 and an increase in net local revenue as defined in the Collective Bargaining Agreement.

         Long-term liabilities at June 30, 1999 were $61,674,000 compared to $57,951,000 at December 31, 1998. The increase was primarily attributable to increases in existing and additional deferred compensation obligations.


SIGNIFICANT EVENT

         On May 13, 1999, the Company announced that its Board of Directors had engaged the Goldman Sachs Group, Inc. and McDonald Investments, Inc. to identify potential buyers for the franchise. Management makes no representation as to the outcome of the potential sale of the Company.


YEAR 2000 COMPLIANCE

         The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

         The Company is in the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources are being used to make the required modifications and test Year 2000 Compliance. The Company plans to complete the testing and modification of all significant hardware and software applications by September 30, 1999. The estimated cost to address the Year 2000 issue is $200,000, of which approximately $150,000 has been incurred as of June 30, 1999, and which is being funded through operating cash flows, and in the opinion of management will not have a material impact on the Company's business, operations or financial condition. The cost of the project and the date on which the Company believes it will substantially complete the Year 2000 modifications are based on management's best estimates, which are derived from numerous assumptions of future events, including the continued availability of computer programming expertise and other factors. Because none of these estimates can be guaranteed, actual results could differ materially from those anticipated. Specific factors that might cause material differences include, but are not limited to, the availability and cost of trained personnel, the ability to locate and correct all relevant computer codes, and similar uncertainties.

         In addition, the Company is communicating with external service providers to ensure that the providers are taking the appropriate action to address Year 2000 issues. However, there can be no assurance that the failure of third parties to convert systems on which the Company's systems rely, or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's systems.

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


ITEM 4. - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On June 2, 1999, the Company held its Annual Meeting of Shareholders. The matters presented to the shareholders for a vote and the number of shares voted for, against or, if applicable, withheld on such matters were as follows:

(a)      Election of Directors to serve until the next Annual Meeting of
         Shareholders:

                                                          Class A                           Class B*
                                                 --------------------------         --------------------------
                                                    For             Withheld            For            Withheld
                                                 ---------          -------         ---------          -------
         Richard E. Jacobs                       3,513,623          122,912         2,283,957              --
         Martin J. Cleary                        3,513,711          122,824         2,283,957              --
         Robert W. Brown, M.D.                   3,513,604          124,931         2,283,957              --
         Edward G. Ptaszek, Jr.                  3,512,159          124,376         2,283,957              --
         William B. Summers, Jr.                 3,512,293          124,242         2,283,957              --
         Raymond P. Park                         3,512,287          124,248         2,283,957              --

(b) Proposal to amend the Company's Amended and Restated Articles of Incorporation (the "Articles of Incorporation") by deleting, in its entirety, subsection (h) of Article Fourth, Division C, Section 2 of the Articles of Incorporation:

                              Class A                                               Class B*
           --------------------------------------------            -------------------------------------------
               For            Against          Withheld               For            Against          Withheld
           ---------          -------          --------            ---------         -------          --------
           2,126,699           20,611           20,877             2,283,957            --                --

         No other matters were submitted to the shareholders for a vote.

         * Each Class B Common Share is entitled to 10,000 votes.

ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT
        NO.                              DESCRIPTION
        ---                              -----------

        3.1 Amended and Restated Articles of Incorporation of Cleveland Indians Baseball Company, Inc., as amended

       27.1       Financial Data Schedule (filed herewith)

(b)      Reports on Form 8-K

         None

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE:  August 16, 1999                     By: /s/ KENNETH E. STEFANOV
                                               ---------------------------------
                                               Kenneth E. Stefanov
                                               Vice President, Finance
                                               (principal financial officer and
                                               principal accounting officer)