Form 10-Q
period 1999-09-30
CLEVELAND INDIANS BASEBALL CO INC
filed 1999-11-15
CIK 1059019

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(MARK ONE)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999

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

         The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1999 was as follows:

CLASS A COMMON SHARES                        4,141,976 SHARES
CLASS B COMMON SHARES                        2,283,957 SHARES

                                     INDEX*


                                                                                        PAGE
                                                                                        ----
PART I.  FINANCIAL INFORMATION

ITEM 1.  CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS:

         a)   Unaudited Consolidated Balance Sheets as of September 30, 1999 and
              December 31, 1998                                                           3

         b)   Unaudited Consolidated Statements of Operations of Cleveland
              Indians Baseball Company, Inc. for the Three Months Ended
              September 30, 1999 and 1998                                                 4

         c)   Unaudited Consolidated Statements of Operations of Cleveland
              Indians Baseball Company, Inc. for the Nine Months Ended September
              30, 1999 and for the period from June 9, 1998 to September 30,
              1998 and the Combined Statement of Operations of Cleveland Indians
              Baseball Company Predecessor Group for the period from January 1,
              1998 to June 8, 1998                                                        5

         d)   Unaudited Condensed Consolidated Statements of Cash Flows of
              Cleveland Indians Baseball Company, Inc. for the Nine Months Ended
              September 30, 1999 and for the period from June 9, 1998 to
              September 30, 1998 and the Condensed Combined Statement of Cash
              Flows of Cleveland Indians Baseball Company Predecessor Group for
              the period from January 1, 1998 to June 8, 1998                             6

         e)   Notes to Unaudited Condensed Consolidated and Combined Financial
              Statements                                                                  7

ITEM 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND
              FINANCIAL CONDITION                                                        12

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 22


PART II.      OTHER INFORMATION

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K                                           23

SIGNATURES                                                                               24


* Items not listed are inapplicable

PART I.  FINANCIAL INFORMATION

ITEM 1. - CONDENSED CONSOLIDATED AND COMBINED FINANCIAL STATEMENTS

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.

                           CONSOLIDATED BALANCE SHEETS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                  SEPTEMBER 30,         DECEMBER 31,
                                                                                      1999                  1998
ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                                                         $   30,497           $   39,283
   Marketable securities                                                                  7,465               13,287
   Investments                                                                               -                 3,783
   Receivables and accrued income                                                        21,806                9,421
   Merchandise inventories                                                                2,357                1,207
   Prepaid expenses and other current assets                                              2,447                2,969
   Deferred taxes                                                                           817                   -
   Deposit for grievance settlement                                                       8,743                9,589
                                                                                     ----------           ----------
       Total current assets                                                              74,132               79,539
                                                                                     ----------           ----------

FIXED ASSETS:
   Leasehold improvements, furniture and fixtures
     and other equipment, at cost                                                        11,506                8,969
   Less accumulated depreciation and amortization                                         4,304                3,387
                                                                                     ----------           ----------
       Total fixed assets, net                                                            7,202                5,582

PREPAID SIGNING BONUSES AND PLAYER
   CONTRACTS (Net of accumulated amortization)                                           10,805               10,590

INTANGIBLE ASSETS (Net of accumulated amortization)                                       9,785               10,383

DEFERRED TAXES                                                                            1,434                3,960

OTHER ASSETS                                                                             18,388               11,969
                                                                                     ----------           ----------

TOTAL                                                                                $  121,746           $  122,023
                                                                                     ==========           ==========

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
   Accounts payable and accrued liabilities                                          $   15,454           $   10,961
   Deferred revenue                                                                      34,907               48,829
   Current portion of long-term debt                                                        449                  448
   Reserve for players' grievance damages                                                 8,743                9,589
   Income taxes payable                                                                      -                   750
                                                                                     ----------           ----------
       Total current liabilities                                                         59,553               70,577

LONG-TERM LIABILITIES                                                                    61,427               57,951

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT):
   Preferred shares, without par value; 1,000,000 shares
     authorized; no shares issued and outstanding                                            -                    -
   Class A Common Shares, without par value; 27,000,000 shares
     authorized; 4,139,476 shares issued and outstanding                                 55,802               55,800
   Class B Common Shares, without par value; 3,000,000 shares
     authorized; 2,283,957 shares issued and outstanding                                  5,125                5,125
   Additional paid in capital                                                             4,700                4,700
   Retained earnings (deficit)                                                          (64,861)             (72,130)
                                                                                     ----------           ----------
       Total shareholders' equity (deficit)                                                 766               (6,505)
                                                                                     ----------           ----------

TOTAL                                                                                $  121,746           $  122,023
                                                                                     ==========           ==========


See notes to condensed consolidated and combined financial statements.

                    CLEVELAND INDIANS BASEBALL COMPANY, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                           THREE MONTHS ENDED
                                                                                              SEPTEMBER 30,
                                                                                        1999                 1998
REVENUES:
   Net ticket sales                                                                  $   28,588           $   27,168
   Local radio and television                                                            10,992                9,069
   Concession and catering                                                                7,508                7,792
   Private suite and club seat rentals                                                    5,508                4,524
   Advertising and promotion                                                              6,104                4,767
   Merchandise                                                                            5,040                4,957
   Major Leagues Central Fund                                                             5,637                5,438
   Other (primarily Major League Baseball Properties)                                     1,263                1,126
   Post-season                                                                               -                 1,792
   Provision for revenue sharing                                                         (5,360)              (4,948)
                                                                                     ----------           ----------
       Total revenues                                                                    65,280               61,685
                                                                                     ----------           ----------

OPERATING EXPENSES:
   Major league team                                                                     38,232               29,049
   Player development                                                                     3,480                3,326
   Ballpark operations                                                                    5,073                4,807
   Cost of merchandise sold                                                               3,680                3,633
   Administrative and general                                                             2,765                2,074
   Major Leagues Central Fund                                                             1,921                1,543
   Advertising and promotion                                                              1,001                  792
   Post-season                                                                               -                 1,813
   Amortization of signing bonuses and player contracts                                   2,388                2,102
   Depreciation and amortization                                                            524                  777
                                                                                     ----------           ----------
       Total operating expenses                                                          59,064               49,916
                                                                                     ----------           ----------

OPERATING INCOME                                                                          6,216               11,769

OTHER INCOME (EXPENSE):
   Interest income                                                                          263                  536
   Interest expense                                                                        (603)                (783)
   Gain on player transactions                                                               20                   10
                                                                                     ----------           ----------

INCOME BEFORE MINORITY INTEREST AND INCOME
   TAX BENEFIT (PROVISION)                                                                5,896               11,532

MINORITY INTEREST                                                                        (2,889)              (5,650)

INCOME TAX BENEFIT (PROVISION)                                                            2,108               (2,700)
                                                                                     ----------           ----------

NET INCOME                                                                           $    5,115           $    3,182
                                                                                     ==========           ==========

NET INCOME PER SHARE:
   Basic                                                                             $     0.80           $     0.50
                                                                                     ==========           ==========
   Diluted                                                                           $     0.79           $     0.50
                                                                                     ==========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                                              6,423,421            6,423,333
                                                                                      =========           ==========
   Diluted                                                                            6,459,493            6,423,333
                                                                                      =========           ==========


See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

               CONSOLIDATED AND COMBINED STATEMENTS OF OPERATIONS

                 (UNAUDITED AND IN THOUSANDS, EXCEPT SHARE DATA)

                                                                                                                  THE
                                                                                                              PREDECESSOR
                                                                                   THE COMPANY                   GROUP
                                                                                   -----------                   -----
                                                                           NINE MONTHS        PERIOD            PERIOD
                                                                              ENDED         JUNE 9, TO        JANUARY 1,
                                                                          SEPTEMBER 30,    SEPTEMBER 30,      TO JUNE 8,
                                                                              1999             1998              1998
REVENUES:
   Net ticket sales                                                        $  59,617         $ 36,581         $  19,248
   Local radio and television                                                 21,578           10,889             7,317
   Concession and catering                                                    15,395           10,513             5,250
   Private suite and club seat rentals                                        11,223            6,162             3,160
   Advertising and promotion                                                  13,194            6,470             3,284
   Merchandise                                                                12,863            6,848             5,388
   Major Leagues Central Fund                                                 10,304            6,140             2,206
   Other (primarily Major League Baseball Properties)                          2,952            1,191             1,509
   Post-season                                                                    -             1,792                -
   Provision for revenue sharing                                             (10,985)          (6,409)           (3,041)
                                                                           ---------         --------         ---------
       Total revenues                                                        136,141           80,177            44,321
                                                                           ---------         --------         ---------

OPERATING EXPENSES:
   Major league team                                                          77,826           36,724            28,943
   Player development                                                         10,318            4,238             5,422
   Ballpark operations                                                        11,469            6,392             5,218
   Cost of merchandise sold                                                    9,336            4,683             4,072
   Administrative and general                                                  8,185            2,767             4,234
   Major Leagues Central Fund                                                  4,564            1,946             1,569
   Advertising and promotion                                                   3,474            1,057             1,784
   Post-season                                                                    -             1,813                -
   Amortization of signing bonuses and player contracts                        5,169            2,597             1,779
   Depreciation and amortization                                               1,494              898               778
                                                                           ---------         --------         ---------
       Total operating expenses                                              131,835           63,115            53,799
                                                                           ---------         --------         ---------

   OPERATING INCOME (LOSS)                                                     4,306           17,062            (9,478)

   OTHER INCOME (EXPENSE):
     Interest income:
       Affiliate                                                                  -                -                595
       Other                                                                   3,376              747             2,020
     Interest expense                                                         (1,730)            (952)           (1,191)
     Gain (loss) on player transactions                                           20               10            (1,604)
                                                                           ---------         --------         ----------

   INCOME (LOSS) BEFORE MINORITY INTEREST AND
     INCOME TAX BENEFIT (PROVISION)                                            5,972           16,867            (9,658)

   MINORITY INTEREST                                                          (2,926)          (8,265)               -

   INCOME TAX BENEFIT (PROVISION)                                              1,297           (3,615)               -
                                                                           ---------         --------         ---------

   NET INCOME (LOSS)                                                       $   4,343         $  4,987         $  (9,658)
                                                                           =========         ========         ==========

NET INCOME PER SHARE:
   Basic                                                                   $    0.68         $   0.78
                                                                           =========         ========
   Diluted                                                                 $    0.67         $   0.78
                                                                           =========         ========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES:
   Basic                                                                   6,423,362         6,423,333
                                                                           =========         =========
   Diluted                                                                 6,437,910         6,423,333
                                                                           =========         =========


See notes to condensed consolidated and combined financial statements.

                  CLEVELAND INDIANS BASEBALL COMPANY, INC. AND
              CLEVELAND INDIANS BASEBALL COMPANY PREDECESSOR GROUP

          CONDENSED CONSOLIDATED AND COMBINED STATEMENTS OF CASH FLOWS

                          (UNAUDITED AND IN THOUSANDS)

                                                                                                                  THE
                                                                                                              PREDECESSOR
                                                                                   THE COMPANY                   GROUP
                                                                                   -----------                   -----
                                                                           NINE MONTHS        PERIOD            PERIOD
                                                                              ENDED         JUNE 9, TO        JANUARY 1,
                                                                          SEPTEMBER 30,    SEPTEMBER 30,      TO JUNE 8,
                                                                              1999             1998              1998

CASH FLOWS FROM (USED IN) OPERATING ACTIVITIES                             $  (6,863)        $ (1,222)            3,607
                                                                           ----------        ---------        ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net change in short-term investments                                        3,783            5,624            14,300
   Purchases of marketable securities                                        (61,092)              -                 -
   Maturities of marketable securities                                        66,914               -                 -
   Purchase of long-term investments                                          (3,783)            (847)           (1,156)
   Proceeds from sale of player contracts                                        261              332               413
   Capital expenditures                                                       (2,559)            (524)           (1,062)
   Expenditures for the purchase of
     player contracts and signing bonuses                                     (5,449)          (3,271)           (4,007)
   Decrease in loan to general partner                                            -                -             35,500
   Acquisition of partnership interest                                            -           (55,800)              -
                                                                           ---------         --------         ---------
     Net cash provided by (used in) investing activities                      (1,925)         (54,486)           43,988
                                                                           ---------         --------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Payment of debt issuance costs                                                 -                -               (192)
   Net proceeds from sale of common stock                                          2           55,800                -
   Distributions to general partner                                               -                 -           (49,200)
                                                                           ---------         --------         ---------
     Net cash provided by (used in) financing activities                           2           55,800           (49,392)
                                                                           ---------         --------         ---------


NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                                                        (8,786)              92            (1,797)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                39,283            1,935             3,732
                                                                           ---------         --------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   $  30,497         $  2,027         $   1,935
                                                                           =========         ========         =========


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

3.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

              Revenue and Expense Recognition - Revenue from ticket sales, radio and television broadcasting and advertising and promotions generally are recorded at the time the game, to which such proceeds relate, is played. Major league team expenses, principally player compensation and game and post-season expenses, are recorded as expense generally on the same basis. Accordingly, advance ticket sales, payments on private suite and club seat rentals and payments for team and game expenses not earned or incurred are recorded as deferred revenues, prepaid signing bonuses and as a component of prepaid expenses and other. Such amounts are amortized ratably as regular season games are played. Administrative and general and advertising and promotional expenses are charged to operations as incurred.

              Marketable Securities - Marketable securities classified as current assets are comprised of bankers' acceptances and various debt securities. The Company has classified these marketable securities as available-for-sale. Available-for-sale securities are carried at fair value with unrealized gains and losses reported as a separate component of equity. Realized gains and losses are computed on the basis of specific identification and are included in interest income. The estimated fair value of marketable securities approximated cost at September 30, 1999. Marketable securities classified as other non-current assets acquired to assist in the funding of certain deferred compensation liabilities are classified as trading securities and, accordingly, are carried at fair value with unrealized gains and losses reported as current period income and expense.

              Minority Interest Allocation - Minority interest relates to the interest in the Operating Partnership that is not owned by the Company, which, at September 30, 1999, amounted to 49%. The deficit recorded by the Company as of the date of the Offering and related transactions include the deficit attributable to the minority interest. Earnings allocable to the minority interest, net of distributions and losses allocable to the minority interest, will be credited to retained earnings until the deficit is restored.

              Income Taxes - Income taxes are provided using the liability method in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred income taxes reflect the tax consequences in future periods of differences between the tax bases of assets and liabilities and their financial reporting amounts. A valuation allowance reduces deferred tax assets when management has determined it is "more likely than not" that some portion or all of the deferred tax assets will not be realized. The current deferred tax asset at September 30, 1999 in the amount of $817 has been recognized since management believes realization in future interim periods is "more likely than not."

              Earnings Per Share - Earnings per share is calculated based on the weighted average number of common shares outstanding. The assumed exercise of outstanding stock options, using the treasury stock method became dilutive in the third quarter of 1999. The dilutive shares also include stock grants to directors of the Company who have elected deferred payment in the form of Class A Common Shares related to the Directors' Deferred Compensation Plan.

              Comprehensive Income - For the three-month period ended September 30, 1999 and nine-month period ended and as of September 30, 1999, there were no material differences between net income and comprehensive income.

              Reclassifications - Certain reclassifications have been made to the 1998 financial statements to conform with classifications used in 1999.

4.       MAJOR LEAGUE BASEBALL REVOLVING CREDIT AGREEMENT

              In April 1998, the Company entered into a revolving credit facility ("facility") which replaced the previous agreement arranged by MLB and funded by a bank group. The terms of the facility require interest only payments through April 2001. Outstanding balances can be repaid in whole or in part in accordance with the facility. On April 10, 2001, the facility may convert to a four-year term loan with principal repayments of 15%, 20%, 25% and 40% of the outstanding principal amount of all borrowings as of the termination date payable on January 10 of the first, second, third and fourth calendar years following the termination date, respectively. Accordingly, the outstanding balance of $35,500 at September 30, 1999 is reflected in long-term liabilities. Outstanding borrowings bear interest under the facility, based upon LIBOR plus .35%, at 5.38% and 5.51% at September 30, 1999 and December 31, 1998, respectively.

5.       LONG-TERM INCENTIVE PLAN

              The Company has established a long-term incentive plan (stock option plan) for the purpose of retaining and rewarding key employees of the Company and its affiliates and members of the Board of Directors and to strengthen the mutuality of interest between such key employees and the Company's shareholders. In conjunction with the Offering, the Company granted options to purchase 294,350 Class A Common Shares to directors, officers and employees. All options were issued at an exercise price of $15.00, the initial public offering price per share. The options vest in three equal annual increments beginning one year after the date of grant and will expire ten years after the date of grant. On June 4, 1999, options to purchase 87,083 common shares vested.

              Since the Offering, options to purchase 48,550 common shares were forfeited. As of September 30, 1999, options to purchase 245,700 common shares were outstanding. During the third quarter of 1999, stock options to acquire 100 shares were exercised. An additional 454,200 common shares are reserved for issuance under the Company's long-term incentive plan.

6.       EARNINGS PER SHARE DATA

              The following table sets forth the computation of basic and diluted earnings per share for the periods indicated:

                                                                    (In thousands, except share data)
                                                            Three Months Ended         Nine Months      Period
                                                               September 30,              Ended       June 9, to
                                                       --------------------------     September 30,  September 30,
                                                           1999           1998            1999           1998
                                                       -----------     -----------    -----------    -----------
              Basic:
                Net income                             $     5,115     $     3,182    $     4,343    $     4,987
                Average shares outstanding               6,423,421       6,423,333      6,423,362      6,423,333
                                                       -----------     -----------    -----------    -----------
                Basic EPS                              $      0.80     $      0.50     $     0.68    $      0.78
                                                       ===========     ===========    ===========    ===========

              Diluted:
                Net income                             $     5,115     $     3,182    $     4,343    $     4,987
                                                       -----------     -----------    -----------    -----------
                Average shares outstanding               6,423,421       6,423,333      6,423,362      6,423,333
                Net effect of dilutive stock options -
                 based on the treasury stock method         31,215              -          10,405             -
                Board grants                                 4,857              -           4,143             -
                                                       -----------     -----------    -----------    -----------
                Totals                                   6,459,493       6,423,333      6,437,910      6,423,333
                                                       -----------     -----------    -----------    -----------
                Diluted EPS                            $      0.79     $      0.50     $     0.67    $      0.78
                                                       ===========     ===========    ===========    ===========

7.       SUBSEQUENT EVENT

              On November 4, 1999, the Company announced that it has signed a definitive agreement to sell the franchise to Lawrence J. Dolan and family trusts.

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

      Cleveland Indians Baseball Company, Inc. ("CIBC" or the "Company") was formed to acquire the sole general partnership interest of, and controlling interest in, the Partnership. The historical financial information prior to June 9, 1998 includes the combined operations of Cleveland Indians Baseball Company Limited Partnership (CIBC, LP) and Ballpark Management Company (collectively, the "Cleveland Indians Baseball Company Predecessor Group" or "Predecessor Group"). CIBC commenced operations on June 9, 1998 after completing an initial public offering of 4,000,000 Class A Common Shares.

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

     The Company currently receives a substantial portion of its receipts from the advance sale of regular season tickets during the months of November through January and premium seating rents during the months of September through December, prior to the commencement of the MLB regular season. Season tickets and public single-game tickets are sold during this time period. In recent years, Jacobs Field attendance during the regular season has approximated 3.5 million fans, of which approximately 2.2 million are represented by season tickets.

     The Major League Baseball regular season schedule consists of 162 games, of which 81 are scheduled to be played at home and 81 are scheduled to be played on the road. The following table outlines the regular season games played during 1999 and 1998:

                                       1999                                               1998
                    --------------------------------------------       --------------------------------------------
                       Home            Away            Total              Home            Away           Total
                    ------------    ------------    ------------       ------------    ------------   -------------

First Quarter                 -               -               -                  -               1               1
Second Quarter               40              36              76                 41              38              79
Third Quarter                38              45              83                 40              42              82
Fourth Quarter                3               -               3                  -               -               -
                    ============    ============    ============       ============    ============   =============
  Total                      81              81             162                 81              81             162
                    ============    ============    ============       ============    ============   =============

     There were 16 spring training home games and two exhibition games played during 1999 compared to 13 spring training home games and two exhibition games played during 1998. During the three-month period ended September 30, 1999, there were 38 regular season home games played versus 40 in the three-month period ended September 30, 1998. During the nine-month period ended September 30, 1999, there were 78 regular season home games played versus 81 in the nine-month period ended September 30, 1998. In addition, there were no post-season games played in the three-month period ended September 30, 1999 while there were two post-season home games played in the three-month period ended September 30, 1998.

RESULTS OF OPERATIONS

     The following discussion compares the results from continuing operations of the Company for the three-month and nine-month periods ended September 30, 1999 with the results of the Company for the three-month period ended September 30, 1998 and from continuing combined operations of the Company and the Predecessor Group for the nine-month period ended September 30, 1998.

REVENUES

     Net ticket sales revenue is comprised of gross ticket revenues from regular season home games, less City of Cleveland admissions tax and an American League assessment, plus net revenues derived from spring training and exhibition games. Net ticket sales revenue increased $1,420,000, or 5%, in the three-month period ended September 30, 1999 and $3,788,000, or 7%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998 primarily due to a 10% increase in the average ticket price offset by a 5% and a 4% decrease in paid attendance in the three-month period and in the nine-month period ended September 30, 1999, respectively, compared to the same periods in 1998. Paid attendance decreased as a result of two fewer regular season home events played in the three-month period and three fewer regular season home events played in the nine-month period ended September 30, 1999 compared to the same periods in 1998 due to scheduling.

     Local radio and television revenue is recognized as the regular season games are played. Local radio and television revenue increased $1,923,000, or 21%, in the three-month period ended September 30, 1999 and $3,372,000, or 19%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. Local radio revenue increased $713,000 in the three-month period ended September 30, 1999 as there was one additional game broadcast and an increase in radio advertising rates and advertising volume compared to the same periods in 1998. Local radio advertising revenue increased $1,125,000 due to a 17% increase in radio advertising rates and volume even though there were three fewer games broadcast in the nine-month period ended September 30, 1999. Television revenues increased $1,210,000 in the three-month period ended September 30, 1999 due to a 44% increase in rights fees and one additional telecast and $2,247,000 in the nine-month period ended September 30, 1999 due to the rights fees increase offset by three fewer telecasts due to scheduling compared to the same periods in 1998.

     Concession and catering revenue is primarily derived from general food and beverage concessions throughout Jacobs Field, including private suite and club seat catering. Concession and catering revenue decreased approximately $284,000, or 4%, in the three-month period and $368,000, or 2%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The decreases were primarily attributable to two fewer home events played in the three-month period 1999 and three fewer home events played in the nine-month period 1999 offset by increased consumer spending in the three-month period and nine-month period ended September 30, 1999 compared to the same periods in 1998.

     Revenue from private suite and club seat rentals includes lease income from the suites and club seats that are leased on four-year terms as well as single game rentals of suites and Terrace Club memberships. Private suite and club seat rental revenue is recognized as the home games are played and increased $984,000, or 22%, in the three-month period ended September 30, 1999 and $1,901,000, or 20%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increases were primarily attributable to an $842,000 and $1,605,000 increase in rental revenues for the three-month period and nine-month period ended September 30, 1999, respectively, compared to the same periods in 1998 associated with the renewal of 62 suites and 461 club seats at higher rental rates. The remaining increase in rental income was primarily from suites rented on a single game basis.

     Advertising and promotion revenue consists primarily of the sale of advertising space throughout Jacobs Field, marketing and promotional activities and licensing of the Club's name and logo. Advertising and promotion revenue increased $1,337,000, or 28%, in the three-month period and $3,440,000 or 35%, in the nine-month period ended September 30, 1999, compared to the same periods in 1998. The increases were primarily due to an increase in ballpark advertising signage primarily related to new signage behind homeplate commencing in 1999.

     Merchandise sales include all sales at the Indians team shops and Jacobs Field. The $83,000, or 2%, increase in merchandise sales in the three-month period ended September 30, 1999 is primarily attributable to increased game day sales and the opening of two additional retail stores during the third quarter offset by two fewer home events played. The $627,000, or 5%, increase for the nine-month period ended September 30, 1999 compared to the same period in 1998 was primarily due to increased game day sales, the two additional retail stores opened during the third quarter and to sales at the Winter Haven team shop during 1999 spring training offset by playing three less regular season home events. Beginning in 1999, the control of retail operations and, therefore, the related revenues and expenses at the Winter Haven site was transferred to the Company from the city of Winter Haven.

     Post-season revenue includes incremental revenues earned from net ticket sales, local radio and television fees, food and beverage concession sales, private suite rentals, Jacobs Field merchandise sales and League distributions from post-season games. Prior year post-season revenue of $1,792,000 consisted of two home post-season games played in September 1998 while the 1999 post-season began in October.

     The Major Leagues Central Fund was established by the Commissioner of Major League Baseball to collect certain revenues and to pay certain expenses that relate to the operations of Major League Baseball. The 30 major league baseball teams generally share these revenues and expenses. The principal component of MLCF revenues is the Cleveland Indians' share of national television and radio broadcasting fees. Major Leagues Central Fund revenues increased $1,958,000, or 23%, in the nine-month period ended September 30, 1999 compared to the same period in 1998. The increase is primarily attributable to an increase in Central Fund revenue associated with contractual broadcasting fees and copyright arbitration royalties pertaining to 1992 through 1997.

     Major League Baseball member clubs participate in a revenue sharing system. Under the system, each club must contribute a percentage of its net local revenue to a revenue sharing pool. Once the pool is accumulated, it is redistributed to the clubs on a basis that disproportionately benefits clubs with below average revenue. The Cleveland Indians have been a net payor under the revenue sharing system since inception. Provision for revenue sharing increased $412,000, or 8%, for the three-month period ended September 30, 1999 and $1,535,000 or 16%, for the nine-month period ended September 30, 1999 compared to the same periods in 1998. These increases were primarily attributable to the increase in the revenue sharing tax rate from 16% in 1998 to 17% in 1999 and an increase in the Club's net local revenue as defined in the Collective Bargaining Agreement.

OPERATING EXPENSES

     Major league team costs include salaries of players and coaches, the payroll luxury tax, travel costs, spring training, equipment and medical costs. These costs increased $9,183,000, or 32%, in the three-month period ended September 30, 1999 and $12,159,000, or 19%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increase for both periods is primarily attributable to an increase in major league roster salaries.

     Player development costs, which include scouting programs, minor league and Latin America operations and other specialized development programs, increased $154,000, or 5%, in the three-month period ended September 30, 1999 and increased $658,000, or 7%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increase in both periods is primarily due to increased medical costs, costs for a new development program in Venezuela, equipment costs and other costs.

     The cost of merchandise sold increased $581,000, or 7%, in the nine-month period ended September 30, 1999 compared to the same period in 1998. The increase in cost of merchandise sold is consistent with the increase in merchandise sales.

     Administrative and general expenses increased $691,000, or 33%, in the three-month period ended September 30, 1999 and increased $1,184,000, or 17%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increases are primarily due to contractual increases in front office salaries, increased medical costs and franchise sale costs. In addition, the nine-month period ended September 30, 1999 included an increase attributable to operating as a public company beginning in the second quarter of 1998 and an increase in pension expense.

     Major Leagues Central Fund expenses allocated to the Cleveland Indians increased $378,000, or 24%, in the three-month period ended September 30, 1999 and increased $1,049,000, or 30%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. These increases were due to an increase in the expenses associated with the administration of the Office of the Commissioner of Major League Baseball.

     Advertising and promotion expenses increased $209,000, or 26%, in the three-month period ended September 30, 1999 and increased $633,000, or 22%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998. The increase in both periods was primarily due to costs related to a 1999 advertising campaign.

     Post-season expenses include major league team expense, ballpark operations, cost of merchandise sold at Jacobs Field, advertising and promotion and general and administrative expenses related to the post-season games. Prior year post-season expenses of $1,813,000 consisted of two home post-season games played in September 1998.

     The amortization of signing bonuses and player contracts results from the recognition of these expenses over the lives of the related player contracts and the write-off of the net book value of the signing bonus and contract value of player contracts disposed of, in transactions not involving a trade or sale. These costs increased $286,000, or 14%, in the three-month period ended September 30, 1999 and increased $793,000, or 18%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998 primarily due to the amortization of increased costs associated with the acquisition and signing of players.

     Depreciation and amortization includes depreciation on fixed assets and amortization of the Club's membership in the American League and deferred lease costs. Depreciation and amortization decreased $253,000, or 33%, in the three-month period ended September 30, 1999 and decreased $182,000, or 11%, in the nine-month period ended September 30, 1999 compared to the same periods in 1998 due largely to prior year write-offs in the third quarter.

OTHER INCOME AND EXPENSE

     Interest income includes earnings on cash equivalents, marketable securities, securities purchased to assist in the funding of certain deferred compensation liabilities and the loan to the general partner. Interest income decreased $273,000, or 51%, for the three-month period ended September 30, 1999 compared to the same period in 1998 due to a $406,000 decline in value for the three-month period ended September 30, 1999, on securities purchased to assist in the funding of certain deferred compensation liabilities that were previously offset against the increase in the deferred compensation liability by an increase in interest on cash equivalents and marketable securities. For the nine-month period ended September 30, 1999, interest income increased due to higher average combined cash equivalents, marketable securities, and securities purchased to assist in the funding of certain deferred compensation liabilities balance offset by reduced interest income due to the repayment in March 1998, of the Predecessor Group's $35,500,000 loan to the Partnership's general partner.

     Interest expense is primarily interest incurred on the Major League Baseball Revolving Credit Agreement. Interest expense decreased $180,000, or 23%, for the three-month period ended September 30, 1999 and $413,000, or 19%, for the nine-month period ended September 30, 1999 compared to the same periods in 1998. These decreases were primarily due to a decrease in the interest rate related to the revolving credit facility.

     A loss on player transactions of $1,604,000 in the first quarter of 1998 is comprised of approximately a $2,000,000 loss attributable to a February 1998 trade of one player partially offset by the sale of one player's contract to a Japanese team resulting in a gain of $300,000.

     Minority interest represents the interest in the earnings of the Partnership that was not purchased and is not owned by the Company. The minority interest of $2,889,000 and $2,926,000 represents a 49% interest in the earnings of the Company for the three-month period and for the nine-month period ended September 30, 1999, respectively.

     The provision for income taxes was $2,700,000 and $3,615,000 for the three-month period ended and for the nine-month period ended September 30, 1998, respectively. For the three-month period ended and for the nine-month period ended September 30, 1999, there was an income tax benefit of $2,108,000 and $1,297,000, respectively. The provision for income taxes in 1998 represented the estimated tax on the Company's earnings at the applicable income tax rates. The tax benefit recognized in 1999 is due to the anticipated recovery of taxes remitted in 1998 of approximately $3,200,000 due to the changes in estimates and the finalization of the tax purchase price allocation in conjunction with the Company's purchase of the 51% general partnership interest of CIBC, LP in June of 1998. The changes in the estimates for the purchase price allocation are primarily due to the lives over which certain assets will be amortized. This benefit has been partially offset by the current utilization of the Company's deferred tax assets.

LIQUIDITY AND CAPITAL RESOURCES

     The Company's principal source of cash historically has been cash provided from operating activities. Operating activities utilized $6,863,000 for the nine-month period ended September 30, 1999 compared to providing net cash of $2,385,000 for the nine-month period ended September 30, 1998. The increase of $9,248,000 in the use of cash by operating activities was primarily due to a decrease in deferred revenues, taxes payable and accounts payable and accrued liabilities and an increase in other assets.

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

     Under the terms of the Major League Credit Facility, certain MLB clubs, including the Cleveland Indians have the ability to obtain financing on a revolving credit basis. The obligations under the Major League Credit Facility are non-recourse to the Partnership, and the obligations to repay advances for the benefit of the Partnership are secured by the rights of the Partnership to receive revenues that are shared by various MLB clubs, including revenues from the Major Leagues Central Fund and royalties from MLB Properties. In connection with the Major League Credit Facility, the Indians have assigned their rights to receive their share of revenues and royalties to the Indians Club Trust, a bankruptcy remote entity. The terms of the facility require interest only payments through April 2001. Outstanding balances can be repaid in whole or in part in accordance with the facility. On April 10, 2001, the facility may convert to a four-year term loan with principal repayments of 15%, 20%, 25% and 40% of the outstanding principal amount of all borrowings as of the termination date payable on January 10 of the first, second, third and fourth calendar years following the termination date, respectively. Accordingly, the outstanding balance of $35,500,000 at September 30, 1999 is reflected in long-term liabilities. The interest rate on the amounts borrowed on the facility is based on LIBOR plus a program fee of 0.35% and is adjusted semiannually in April and October. As of September 30, 1999, the interest rate was 5.38%. In October 1999, the interest rate was adjusted and increased to 6.37%. During the term of the facility, the Company pays interest only on the outstanding borrowings, in addition to commitment and other fees. The facility also provides that upon the expiration of the current Collective Bargaining Agreement, and until a new agreement is entered into, the Indians will be required to maintain an interest contingency reserve equal to nine months' interest expense at 2% above the then-applicable borrowing rate.

     Until the first quarter of 1998, the Predecessor Group had historically borrowed the full amount available to it under the Major League Credit Facility and in-turn loaned the proceeds to CBC, the Partnership's general partner. In March 1998, the Partnership distributed $49,200,000 to its partners and CBC repaid its $35,500,000 debt due to the Partnership. These transactions had the effect of allowing CBC to use cash generated by the Partnership to repay its debt to the Partnership. The Major League Credit Facility currently provides the Company with an aggregate availability of $45,000,000 of which $9,500,000 was available as of September 30, 1999.

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

     The Company has significant commitments under its contracts with players and other personnel, aggregating approximately $159 million as of September 30, 1999, including approximately $63 million scheduled for payment in the remainder of 1999 and 2000. The Company's commitments under all multi-year contracts and some single-year contracts are guaranteed, even if the player's contract is terminated or if the player is physically unable to perform due to death, injury or illness. The Company's obligations under non-guaranteed single-year contracts are payable if the player's contract is terminated for performance reasons or due to disability resulting directly from injury sustained in the course and within the scope of his employment, but are otherwise not guaranteed. The Company carries life insurance to insure its obligations under the contracts for the 25-man major league roster. As of October 31, 1999, the Company also carried disability insurance in the aggregate amount of approximately $105 million for players under multi-year contracts. The disability benefits are generally payable after 90 days of a player's disability and are subject to specified pre-existing conditions.


FINANCIAL CONDITION

     Cash and cash equivalents, marketable securities and investments at September 30, 1999 were $37,962,000 compared to $56,353,000 at December 31, 1998. The decrease was primarily attributable to the seasonal operations of the Company and the substantial cash and investment position at December 31, 1998 related to advance ticket sales in the fourth quarter of 1998 and corresponds largely to the decrease in the deferred revenue balance. The majority of the Company's expenditures occur during the regular season. A majority of the cash and cash equivalents and marketable securities balance at September 30, 1999 consisted of receipts for post-season ticket sales which occurred primarily in September.

     Receivables and accrued income at September 30, 1999 were $21,806,000 compared to $9,421,000 at December 31, 1998. The increase was primarily attributable to the recording of $3,200,000 of tax refunds, billings for sponsorship contracts and concessionaire and catering revenue that occur during the season and are paid throughout the year based upon predetermined payment schedules and accrued Central Fund proceeds and accrued television revenues which are paid after the regular season.

     Prepaid signing bonuses and player contracts at September 30, 1999 were $10,805,000 compared to $10,590,000 at December 31, 1998. The increase was attributable to $5,412,000 of prepaid signing bonuses and acquisition costs associated with the acquisition and signing of players offset by $5,197,000 of amortization and write-offs during the nine-month period ended September 30, 1999.

     Other assets at September 30, 1999 were $18,388,000 compared to $11,969,000 at December 31, 1998. The increase was primarily attributable to the purchase of certain investments and appreciation in existing investments held in trust to assist in the funding of the Company's deferred compensation obligations.

     Accounts payable and accrued liabilities at September 30, 1999 were $15,454,000 compared to $10,961,000 at December 31, 1998. The increase was primarily attributable to a $1,453,000 increase in accounts payable and a $3,174,000 increase in accrued expenses. The increase in payables and accrued expenses are due to the normal operations during the regular season.

     The majority of the Company's current liabilities are deferred revenues which decreased to $34,907,000 at September 30, 1999 compared to $48,829,000 at December 31, 1998. Deferred revenues consist primarily of advanced ticket sales and the Company satisfies this liability by playing its regular season games. The deferred revenue balance at September 30, 1999 is affected by receipts for post-season ticket sales which occurred primarily in September.

     Long-term liabilities at September 30, 1999 were $61,427,000 compared to $57,951,000 at December 31, 1998. The increase was primarily attributable to increases in deferred compensation obligations.


SIGNIFICANT EVENTS

      On May 13, 1999, the Company announced that its Board of Directors has engaged the Goldman Sachs Group, Inc. and McDonald Investments, Inc. to identify potential buyers for the franchise.

     On November 4, 1999, the Company announced that it has signed a definitive agreement to sell the franchise to Lawrence J. Dolan and family trusts. The copy of the press release making this announcement is filed as Exhibit 99.1 to this report.


YEAR 2000 COMPLIANCE

     The Year 2000 issue is the result of many computer programs being written using two digits rather than four digits to define a year. Such programs may recognize a year containing "00" as the year 1900 rather than the year 2000. This could result in equipment or system failures or miscalculations causing disruptions of daily operations for some organizations.

     The Company has substantially completed the process of identifying and modifying all significant hardware and software applications that will require modification to ensure Year 2000 Compliance. Internal and external resources have been used to make the required modifications and test Year 2000 Compliance. In addition, the Company has substantially completed its communications with external service providers to ensure that the providers are taking the appropriate action to address Year 2000 issues. To date, the Company is not aware of any third parties with a Year 2000 issue that would materially impact the Company's results of operations, liquidity, or capital resources.

     Management of the Company believes it has an effective program in place to resolve internal Year 2000 issues in a timely manner. Management of the Company further believes that its most likely worst-case Year 2000 scenario would involve problems with the systems of external parties rather than with the Company's internal systems. However, there can be no assurance that the failure of third parties to convert systems on which the Company's systems rely, or that a conversion that is incompatible with the Company's systems, would not have a material adverse effect on the Company's systems.

     To date, the Company has incurred approximately $150,000 on efforts directed solely at Year 2000 Compliance and does not anticipate any further significant spending on this issue. The total cost of the Year 2000 Compliance project has been funded through operating cash flows, and in the opinion of management will not have a material impact on the Company's business, operations or financial condition.

     Based on the Company's assessment of the readiness of its own systems and those of significant third parties, it has and will continue to develop contingency plans that address critical functions such as ticketing and merchandising. In the event additional information comes to the Company's attention which would change its current assessment, it will consider the need for additional contingency plans at that time. In addition, as the primary operations of the Company will not begin until April of 2000, with the commencement of the MLB regular season, the Company believes adequate time will be available, if necessary, to ensure alternative plans can be developed, assessed and implemented prior to the Year 2000 issue having any unforeseen significant negative impact on most of its principal operations.

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

     The Company's primary interest rate exposures relate to its cash, marketable securities, and variable rate debt. The potential loss in fair values is based on an immediate change in the net present values of the Company's interest rate sensitive exposures resulting from a 10% change in interest rates. The potential loss in cash flows and earnings is based on the change in the net interest income/expense over a one-year period due to an immediate 10% change in rates. A hypothetical 10% change in interest rates does not have a material impact on the fair values, cash flows or earnings of the Company.

PART II.  OTHER INFORMATION


Except to the extent noted below, the items required in Part II are inapplicable, or if applicable, would be answered in the negative and have been omitted.


ITEM 6. - EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

      EXHIBIT
        NO.                              DESCRIPTION
        ---                              -----------

       10.1       Amendment to Employment Agreement between the Company and
                  John Hart

       10.2       Employment Agreement between the Company and Ken Stefanov

       27.1       Financial Data Schedule

       99.1       Company Press Release Dated November 4, 1999


(b)      Reports on Form 8-K

         None

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  November 15, 1999                    By: /s/ Kenneth E. Stefanov
                                                  -----------------------
                                                Kenneth E. Stefanov
                                                Vice President, Finance
                                                (principal financial officer and
                                                principal accounting officer)